Form 10-Q
period 1996-06-30
LASER STORM INC
filed 1996-08-07
CIK 1001879

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996
                                       OR

[ ]  Transition report Under Section 13 or 15(d) of the Exchange Act

     For the transition period from        to
                                   --------   --------

                         Commission file number: 0-28254


                                LASER STORM, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                               84-1139159
 ------------------------------                          -----------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                           Identification Number)

                    7808 Cherry Creek South Drive, Unit # 301
                             Denver, Colorado 80231
                    -----------------------------------------
                    (Address of principal executive offices)

                            Telephone: (303) 751-8545
                            -------------------------
                           (Issuer's telephone number)
                                       NA
                   ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                                            Yes [X]            No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                  Outstanding at
     Class                                        July 26, 1996
     -----                                        --------------
    Common Stock, $.001 par value                   3,726,211

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                LASER STORM, INC.

                                    FORM 10-Q

                                  JUNE 30, 1996



                                      INDEX


                                                                       Page No.
                                                                       --------
PART I.  Financial Information


         Item 1.  Condensed Balance Sheets -
                  June 30, 1996 and December 31, 1995                         3

                  Condensed Statements of Operations -
                  Three and six months ended June 30, 1996 and 1995           4

                  Condensed Statements of Cash Flows -
                  Six months ended June 30, 1996 and 1995                     5

                  Condensed Statement of Changes in Stockholders Equity
                 Six months ended June 30, 1996                               6

                  Notes to Condensed Financial Statements                     7


         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation                                     8-10

PART II. Other Information                                                   NA

SIGNATURES                                                                   11



                                                          LASER STORM, INC.

                                                       CONDENSED BALANCE SHEETS

                                                               ASSETS

                                                                 June 30, 1996    December 31, 1995
                                                                 -------------    -----------------
CURRENT ASSETS:
   Cash and cash equivalents ..................................   $ 3,803,878    $    10,473
   Accounts receivable-trade, net .............................       824,029        613,949
   Notes receivable, current ..................................       271,589           --
   Inventories ................................................       456,487        442,545
   Deferred income taxes ......................................       145,000        111,000
   Prepaid expenses and other .................................       248,096         57,524
                                                                    ---------      ---------
             Total current assets .............................     5,749,079      1,235,491
                                                                    ---------      ---------
PROPERTY AND EQUIPMENT, net ...................................       540,033        337,602

OTHER ASSETS:
   Deferred offering costs ....................................          --          277,929
   Software development, net ..................................        72,527         88,536
   License fees, net ..........................................        50,066         53,667
   Notes receivable, non-current ..............................       348,684           --
   Deposits and other .........................................        43,128         29,473
                                                                    ---------      ---------
             Total other assets ...............................       514,405        449,605
                                                                    ---------      ---------

TOTAL ASSETS ..................................................   $ 6,803,517      2,022,698
                                                                    ---------      ----------


                      LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
   Accounts payable ...........................................       251,957        722,755
   Accrued expenses ...........................................       171,597        104,019
   Accrued compensation .......................................       172,606        127,238
   Income taxes payable .......................................        10,000         60,000
   Current maturities of long-term debt .......................         7,940         20,294
   Customer deposits and deferred revenue .....................       150,507        214,805
   Contingent settlements .....................................          --          270,000
                                                                    ---------      ---------
             Total current liabilities ........................       764,607      1,519,111
                                                                    ---------     ----------

LONG TERM DEBT, less current maturities .......................        33,942         30,884
DEFERRED INCOME TAXES .........................................        51,000         60,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
   Preferred stock, $.001 par value; 2,000,000 shares authorized:
      Series A 12% Convertible Cumulative Preferred
       Stock, 140,000 shares issued and outstanding at
       December 31, 1995, liquidation preference of $718,000 ..          --              140
      Series B 12% Convertible Cumulative Preferred Stock .....          --             --
   Common Stock, $.001 par value; 20,000,000 shares authorized;
      1,601,250 and 3,726,211 shares issued and outstanding
      at December 31, 1995 and June 30, 1996, respectively ....         3,726          1,601
   Additional paid in capital .................................     6,186,662        575,136
   Accumulated deficit ........................................      (236,420)      (164,174)
                                                                    ---------      ---------
              Total stockholders equity .......................     5,953,968        412,703
                                                                    ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   % 6,803,517    $ 2,022,698
                                                                    ---------      ---------

See accompanying notes to condensed financial statements




                                                          LASER STORM, INC.

                                                 CONDENSED STATEMENTS OF OPERATIONS


                                                                Three Months Ended June 30              Six Months Ended June 30
                                                                --------------------------              ------------------------
                                                              1996                1995                 1996                  1995
                                                              ----                ----                 ----                  ----


NET REVENUES ....................................         $ 1,880,304          $ 1,290,493         $ 2,879,389          $ 2,169,436
COST OF GOODS SOLD ..............................             715,128              558,893           1,133,549            1,023,959
                                                          -----------          -----------         -----------          -----------
GROSS PROFIT ....................................           1,165,176              731,600           1,745,840            1,145,477
EXPENSES:
   General and administrative ...................             544,918              298,598           1,059,719              617,705
   Selling and marketing ........................             360,049              194,744             627,634              353,037
   Depreciation and amortization ................              61,395               25,370             105,313               43,363
   Product development ..........................              52,193               37,095             101,433               83,161
                                                          -----------          -----------         -----------          -----------
             Total expenses .....................           1,018,555              555,807           1,894,099            1,097,266
                                                          -----------          -----------         -----------          -----------
OPERATING INCOME ................................             146,621              175,793            (148,259)              48,211
   Interest income (expense) ....................              35,620                  754              33,014               (1,166)
                                                          -----------          -----------         -----------          -----------
INCOME BEFORE TAXES .............................             182,241              176,547            (115,245)              47,045
   Income tax (expense) benefit .................             (67,000)                --                43,000                 --
                                                          -----------          -----------         -----------          -----------
NET INCOME (LOSS) ...............................         $   115,241          $   176,547         $   (72,245)         $    47,045
                                                          -----------          -----------         -----------          -----------
COMMON SHARES OUTSTANDING .......................           3,414,282            1,601,250           2,608,665            1,601,250
                                                          -----------          -----------         -----------          -----------
NET INCOME (LOSS) PER SHARE .....................         $      0.03          $      0.11         $     (0.03)         $      0.03
                                                          -----------          -----------         -----------          -----------


See accompanying notes to condensed financial statements




                                                          LASER STORM, INC.

                                                 CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                         Six Months Ended June 30
                                                                                                         ------------------------
                                                                                                          1996              1995
                                                                                                          ----              ----


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .......................................................................        $   (72,246)        $    47,045
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
      Depreciation and amortization ........................................................            105,314              43,364
      Loss on asset disposition ............................................................            (11,375)               --
      Provision for bad debts ..............................................................             10,000                --
      Deferred income taxes ................................................................            (43,000)               --
      Changes in operating assets and liabilities
         (Increase) decrease in:
             Accounts receivable ...........................................................           (226,513)            139,074
             Notes receivable ..............................................................           (620,273)               --
             Inventories ...................................................................            (13,942)            214,628
             Other .........................................................................           (203,792)            (51,661)
         Increase (decrease) in:
             Accounts payable ..............................................................           (464,799)            (11,810)
             Accrued expenses ..............................................................            112,945              12,014
             Income taxes payable ..........................................................            (50,000)               --
             Customer deposits and deferred revenue ........................................            (64,299)           (169,962)
             Contingent settlements ........................................................           (270,000)               --
                                                                                                    -----------         -----------
   Net cash provided by (used in) operating activities .....................................         (1,811,980)            222,692
                                                                                                    -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment .........................................           (251,760)            (34,609)
   Software development costs ..............................................................               --               (15,251)
   License costs ...........................................................................            (25,000)               --
                                                                                                    -----------         -----------
              Net cash provided by (used in) investing activities ..........................           (276,760)            (49,860)
                                                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of Series B 12% Convertible Cumulative Preferred Stock ...............            889,985                --
   Proceeds from sale of Common Stock ......................................................          4,723,526                --
   Deferred offering costs .................................................................            277,929             (10,000)
   Principal payments on notes payable
                                                                                                         (9,295)             (3,971)
                                                                                                    -----------         -----------
              Net cash provided by (used in) financing activities ..........................          5,882,145             (13,971)
                                                                                                    -----------         -----------
INCREASE (DECREASE) IN CASH ................................................................          3,793,405             158,861

CASH, at beginning of period ...............................................................             10,473              16,228
                                                                                                    -----------         -----------
CASH, at end of period .....................................................................        $ 3,803,878         $   175,089
                                                                                                    -----------         -----------

See accompanying notes to condensed financial statements



                                                          LASER STORM, INC.

                                       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               For the Six Months Ended June 30, 1996


                                                         Preferred Stock                 Common Stock
                                                      ---------------------       -----------------------
                                                      Shares         Amount         Shares         Amount
                                                      ------         ------         ------         ------


BALANCES, December 31, 1995 ...................       140,000    $       140      1,601,250   $     1,601
   Private placement of Series B 12% ..........       200,000            200
     Convertible Cumulative Preferred Stock

   Offering costs related to private placement

   Public offering of 1,495,000 units .........                                   1,495,000          1,495

   Offering costs related to public offering ..

   Conversion of Series A and B 12 %Convertible      (340,000)          (340)       629,961           630
      Cumulative Preferred Stock

   Net income (loss) ..........................
                                                  -----------    -----------    -----------   -----------
BALANCE, June 30, 1996 ........................          --      $      --        3,726,211   $     3,726
                                                  -----------    -----------    -----------   -----------

                                                   Additional
                                                    Paid-In    Accumulated
                                                    Capital       Deficit         Total
                                                   ----------  -----------      ---------


BALANCES, December 31, 1995 ................... $   575,136    $  (164,174)   $   412,703
   Private placement of Series B 12% ..........     999,800                     1,000,000
     Convertible Cumulative Preferred Stock

   Offering costs related to private placement     (109,815)                     (109,815)

   Public offering of 1,495,000 units .........   5,978,505                     5,980,000

   Offering costs related to public offering ..  (1,256,474)                   (1,256,474)

   Conversion of Series A and B 12 %Convertible        (490)                         (200)
      Cumulative Preferred Stock

   Net income (loss) ..........................                    (72,246)       (72,246)
                                                -----------    -----------    -----------
BALANCE, June 30, 1996 ........................ $ 6,186,662    $  (236,420)   $ 5,953,968
                                                -----------    -----------    -----------

 See accompanying notes to condensed financial statements

                               LASER STORM, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Interim Financial Statements:

In the opinion of the management of the Company, the accompanying unaudited financial statements include all adjustments necessary, all of which were of a normal recurring nature, to make the financial statements not misleading.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements  should  be read  in  conjunction  with  the  consolidated  financial statements and related notes for the fiscal year ended December 31, 1995 contained in the Company's definitive prospectus dated April 23, 1996.

The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2.       Public Offering:

In April 1996, the Company completed a public offering of 1,495,000 units at a price of $4.00 per unit. Each unit consists of one share of common stock and one warrant. The warrants are exercisable for a period of five years and entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. However, if the Company does not report net after tax earnings of at least $.40 per share (target earnings) for the four fiscal quarters ending March 31, 1997, then the exercise price per share will be reduced by $.20 for each $.01 shortfall from the target earnings, but such exercise price will not be reduced below $1.00 per share. The warrants are redeemable by the Company under certain circumstances at $.05 per warrant provided that for at least 30 consecutive trading days the market price of the Company's common stock is at least $7.00 per share. In connection with the offering, the underwriters received a 10% discount and a 3% nonaccountable expense allowance and, subject to certain limitations, the representative of the underwriters will receive a 4% commission on proceeds received from the exercise of warrants solicited by the representative of the underwriters. The representative of the underwriters also received a warrant, exercisable for 130,000 units at $5.40 per unit for a period of four years, beginning on April 23, 1997. Net proceeds from the public offering were $4,723,526, after paying the aforementioned discounts and expenses to the underwriters and other offering costs totaling $479,074. Also in April 1996, an additional 629,961 units were issued as a result of the conversion of 140,000 shares of Series A 12% Convertible Cumulative Preferred Stock and 200,000 shares of Series B 12% Convertible Cumulative Preferred Stock.

3.       Notes Receivable:

During the quarter ended June 30, 1996, the Company offered a financing program to its customers for sales of its systems and arenas. The program required an advanced deposit ranging from 30% to 40% and the balance plus interest to be paid over a period ranging from 24 to 36 months. Sales under this program were $941,554 and the amount financed was $620,284.

                                LASER STORM, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATIONS



RESULTS OF OPERATIONS:

Net revenues for the quarter ended June 30, 1996, increased by 46% to $1,880,304, as compared to $1,290,493 for the quarter ended June 30, 1995. The increase was the result of new customers ordering larger player systems and arenas and a 10% price increase implemented during the quarter ended June 30, 1996. The average sales price per system (net of discounts) has risen to $87,000 for the quarter ended June 30, 1996, from $66,000 for the quarter ended June 30, 1995. Sales of these larger systems, arenas and accessories were stimulated by a new financing program offered by the Company. Approximately 50% of the net revenues during the quarter ended June 30, 1996 were financed under this program which requires an advance deposit ranging from 30% to 40% and the balance to be paid over a period ranging from 24 to 36 months. Also contributing to the increase in revenues was the promotion of upgrade options to the Company's existing customer base and increased sales and marketing efforts. Discounts for the quarter ended June 30, 1996 were 11% of gross revenues compared to 3% for the quarter ended June 30, 1995. This increase is the result of negotiating down the 10% price increase on orders placed during the past six months that did not ship until the second quarter. A specific breakdown of revenues is as follows:

                                          Quarter Ended June 30,
                                           1996            1995
                                           ----            ----
     System Sales .................   $ 1,116,170    $   827,636
     Upgrade Sales ................       118,986           --
     Arena Sales ..................       509,530        204,534
     Warranty Sales ...............        98,449         60,327
     Accessories Sales ............       263,174        237,691
     Discounts ....................      (226,005)       (39,695)
                                      -----------    -----------
                       Net Revenues   $ 1,880,304    $ 1,290,493
                                      ===========    ===========

Net revenues for the six months ended June 30, 1996 increased 33% to $2,879,389, as compared to $2,169,436 for the six months ended June 30, 1995. The increase was lower than that achieved during the second quarter as a result of the cyclical nature of the business whereby the first quarter is historically the lowest sales quarter of the year. Additionally, the Company's senior management was focused on completing the public offering which was completed on April 23, 1996 and opening Company-owned and Company operated facilities. A specific breakdown of revenues is a follows:

                                       Six Months Ended June 30,
                                           1996          1995
                                           ----          ----
     System Sales .................   $ 1,658,934    $ 1,464,523
     Upgrade Sales ................       118,986           --
     Arena Sales ..................       734,646        379,632
     Warranty Sales ...............       178,242        101,939
     Accessories Sales ............       442,869        355,259
     Discounts ....................      (254,288)      (131,917)
                                      -----------    -----------
                       Net Revenues   $ 2,879,389    $ 2,169,436
                                      ===========    ===========

                                LASER STORM, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATIONS

                                   (Continued)

Gross profit for the quarter ended June 30, 1996 increased 59% to $1,165,176 as compared to gross profit of $731,600 for the quarter ended June 30, 1995. Gross profit as a percent of net revenues increased during the quarter ended June 30, 1996 to 62% compared to 57% for the quarter ended June 30, 1995. Gross profit for the six months ended June 30, 1996 increased by 52% to $1,745,840 as compared to gross profit of $1,145,477 for the six months ended June 30, 1995. Gross profit as a percent of net revenues increased from 53% to 61% for the six months ended June 30, 1995, and 1996, respectively. The increase in the gross profit percentage is the result of the sales price increases on systems and arenas and lower direct material and labor costs. The lower direct material costs is the result of efficiencies realized from increased volumes and improved purchasing management. The Company has expanded its vendor base and improved its vendor selection processes in order to ensure that the Company receives the most competitive prices on its materials. The lower direct labor costs are the result of efficiencies being realized from increased volumes as well as improvements in the assembly processes.

Selling, general and administrative expenses ("SGA expenses") increased by 83% to $904,967 for the quarter ended June 30, 1996, compared to $493,342 for the quarter ended June 30, 1995. "SGA expenses" as a percent of net revenues increased from 38% to 48% for the quarters ending June 30, 1995 and 1996, respectively. "SGA expenses" increased $716,611 or 74% to $1,687,353 for the six months ended June 30, 1996, compared to $970,742 for the six months ended June 30, 1995. "SGA expenses" as a percent of net revenues increased from 45% to 59% for the six month periods ending June 30, 1995 and 1996, respectively. The increases are primarily the result of additions to administrative and sales staffs to accelerate the opening of Company-owned and Company operated facilities and as a result of the Company becoming a publicly-held company. During the six months ended June 30, 1996, the Company increased its sales and marketing efforts associated with opening Company-owned and Company operated facilities by approximately $300,000. The Company believes that it is now positioned to meet its objectives of opening future Company-owned and Company operated facilities. As of June 30, 1996 there were no associated revenues generated from these recent efforts. Additionally, the Company incurred approximately $250,000 in expenditures related to becoming a public company and moving into a new facility which meets its capacity requirements for the foreseeable future.

Product development expenses increased 41% to $52,193 for the quarter ended June 30, 1996, compared to $37,095 for the quarter ended June 30, 1995. These expenses increased 22% to $101,433 for the six months ended June 30, 1996 compared to $83,161 for the six months ended June 30, 1995. The Company is planning on continuing to increase its investment in the design and development of interactive laser tag game systems.

The Company generated $35,620 of interest income for the quarter ended June 30, 1996 compared to $754 during the same period last year. Interest income was $33,014 for the six months ended June 30, 1996 compared to interest expense of $1,166 for the six months ended June 30, 1995. Pending the capital requirements associated with opening new Company-owned and or operated facilities, proceeds from the public offering in April 1996 are being invested in short term, interest bearing investment grade securities.

Operating income for the quarter ended June 30, 1996 was $146,621 compared to $175,793 for the quarter ended June 30, 1995. The Company experienced a $115,245 operating loss during the six months ended June 30, 1996 compared to operating income of $47,045 for the six months ended June 30, 1995. The lower operating income for the quarter ended June 30, 1996 and the operating loss for the six months ended June 30, 1996 is the result of additional "SGA expenses" incurred in establishing Company-owned and Company-operated facilities and the cost of the Company being a publicly-held company.

The provision for income taxes of $67,000 for the quarter ended June 30, 1996 is based upon an effective tax rate of 37%. The Company realized an income tax benefit of $43,000 during the six months ended June 30, 1996. The results for 1995 reflect no tax provision as a result of the full utilization of net operating loss carryovers from prior years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations used cash flow of $1,811,980 for the six months ended June 30, 1996, but provided cash flow of $222,692 for the same period ending
June 30, 1995. Cash flow was used during the first six months of 1996 to fund sales made through both the new extended term financing program being offered by the Company ($620,273) and the increase in the accounts receivable ($226,513). Additionally, payments were made on both accounts payable ($464,799), which had become aged when cash was being conserved until the public offering was completed; and to settle the contingent liabilities ($242,500) the Company had incurred during 1995. The Company is pursuing an opportunity to sell the total receivables associated with the extended term financing to an independent third party leasing company.

Capital expenditures for the six months ended June 30, 1996 were $251,760 verses $34,609 for the six months ended June 30, 1995. The Company is funding the up-front capital requirements associated with opening Company owned facilities and facilities for which the Company has a revenue sharing arrangement. Additionally, the Company purchased new trade show equipment and made some leasehold improvements in its new office and assembly space.

Financing activities provided $5,882,145 of cash flow for the six months ended June 30, 1996 as compared to a use of cash of $13,971 for the six months ended June 30, 1995. In February 1996, the Company completed the sale of 200,000 shares of Series B 12% Convertible Cumulative Preferred Stock and received net proceeds of $889,985. In April 1996, the Company completed the sale of 1,495,000 units at $4.00 per unit. Each unit sold consisted of one share of common stock and one warrant. Net proceeds from the sale were $4,723,526.

Management believes current cash flows of the Company, when combined with the proceeds from the public offering of units, will support the Company's current operations associated with direct system and arena sales and opening and operating Company-owned Laser Storm(R) game facilities and will provide working capital for anticipated growth.

The Company may require additional capital to finance enhancements to, and expansion of, its' manufacturing capacity and future Laser Storm(R) game facilities. Management believes that the need for working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that financing will be available on terms acceptable to the Company, the Company may seek additional funds, from time to time, through public or private debt or equity offerings, bank borrowings or leasing arrangements.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   LASER STORM, INC.


DATE:    August 6, 1996            By: /s/ William r. Bauerle
                                      --------------------------------------
                                       William R. Bauerle
                                       President



DATE:    August 6, 1996            By: /s/ John E. McNutt
                                       -------------------------------------
                                       John E. McNutt
                                       Vice President, Finance