Form 10QSB/A
period 1996-06-30
LASER STORM INC
filed 1996-11-14
CIK 1001879

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSBA

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1996
                                       OR        -------------
[  ]  Transition report Under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                                ---------------    ----------------
                         Commission file number: 0-28254

                         -------------------------------

                                LASER STORM, INC.
        (Exact name of small business issuer as specified in its charter)

         Colorado                                     84-1139159
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)                 Identification Number)

                    7808 Cherry Creek South Drive, Unit # 301
                             Denver, Colorado 80231
                    (Address of principal executive offices)

                            Telephone: (303) 751-8545
                           (Issuer's telephone number)

                                       NA
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                            Yes   [  ]               No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                                          Outstanding at
        Class                                             November 12, 1996
        -----                                             -----------------
        Common Stock, $.001 par value                         3,821,211

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                                LASER STORM, INC.

                                    FORM 10-Q

                                  JUNE 30, 1996



                                      INDEX
                                      -----

                                                                        Page No.
                                                                        -------
PART I.    Financial Information


           Item 1. Condensed Balance Sheets -
                   June 30, 1996 and December 31, 1995                      3

                   Condensed Statements of Operations -
                   Three and six months ended June 30, 1996 and 1995        4

                   Condensed Statements of Cash Flows -
                   Six months ended June 30, 1996 and 1995                  5

                   Condensed Statement of Changes in Stockholders Equity
                   Six months ended June 30, 1996                           6

                   Notes to Condensed Financial Statements                  7-8


          Item 2.  Management's Discussion and Analysis
                   or Plan of Operation                                     9-11

PART II.          Other Information                                         NA

SIGNATURES                                                                  12


                                                          LASER STORM, INC.

                                                       CONDENSED BALANCE SHEET

                                                               ASSETS
                                                                                                      Unaudited         Audited
                                                                                                  June 30, 1996    December 31, 1995
                                                                                                  --------------   -----------------


CURRENT ASSETS:
   Cash and equivalents ......................................................................       $ 3,803,878        $    10,473
   Accounts receivable-trade, net ............................................................           824,029            613,949
   Notes receivable, current .................................................................           271,589               --
   Inventories ...............................................................................           456,487            442,545
   Deferred income taxes .....................................................................           145,000            111,000
   Prepaid expenses and other ................................................................           248,096             57,524
                                                                                                     -----------        -----------
             Total current assets ............................................................         5,749,079          1,235,491
                                                                                                     -----------        -----------
PROPERTY AND EQUIPMENT, net ..................................................................           540,033            337,602

OTHER ASSETS:
   Deferred offering costs ...................................................................              --              277,929
   Software development, net .................................................................            72,527             88,536
   License fees, net .........................................................................            50,066             53,667
   Notes receivable, non-current .............................................................           348,684               --
   Deposits and other ........................................................................            43,128             29,473
                                                                                                     -----------        -----------
             Total other assets ..............................................................           514,405            449,605
                                                                                                     -----------        -----------
TOTAL ASSETS .................................................................................       $ 6,803,517        $ 2,022,698
                                                                                                     ===========        ===========

                   LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
   Accounts payable ..........................................................................       $   251,957        $   722,755
   Accrued expenses ..........................................................................           171,597            104,019
   Accrued compensation ......................................................................           172,606            127,238
   Income taxes payable ......................................................................            10,000             60,000
   Current maturities of long-term debt ......................................................             7,940             20,294
   Customer deposits and deferred revenue ....................................................           150,507            214,805
   Contingent settlements ....................................................................              --              270,000
                                                                                                     -----------        -----------
             Total current liabilities .......................................................           764,607          1,519,111
                                                                                                     -----------        -----------
LONG TERM DEBT, less current maturities
DEFERRED INCOME TAXES ........................................................................            33,942             30,884
COMMITMENTS AND CONTINGENCIES ................................................................            51,000             60,000


STOCKHOLDERS EQUITY:
   Preferred stock, $.001 par value; 2,000,000 shares authorized:
      Series A 12% Convertible Cumulative Preferred Stock, 140,000 shares issued and outstanding at December 31, 1995, liquidation preference of $718,000
      Series B 12% Convertible Cumulative Preferred Stock
   Common Stock, $.001 par value; 20,000,000 shares authorized; 1,601,250 and
          3,726,211 shares issued and outstanding at December 31, 1995 and
          June 30, 1996, respectively ........................................................             3,726              1,601
   Additional paid in capital ................................................................         6,186,662            575,136
   Accumulated deficit .......................................................................          (236,420)          (164,174)
                                                                                                     -----------        -----------
              Total stockholders equity ......................................................         5,953,968            412,703
                                                                                                     -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................................       $ 6,803,517        $ 2,022,698









See accompanying notes to condensed financial statements


                                                         LASER STORM, INC.

                                                 CONDENSED STATEMENT OF OPERATIONS

                                                                     Quarter Ended June 30             Six Months Ended June 30
                                                                ------------------------------       ------------------------------
                                                                    1996              1995                1996              1995
                                                                    ----              ----                ----              ----

NET REVENUES ............................................       $ 1,880,304        $ 1,290,493       $ 2,879,389        $ 2,169,436
COST OF GOODS SOLD ......................................           715,128            558,893         1,133,549          1,023,959
                                                                -----------        -----------       -----------        -----------
GROSS PROFIT ............................................         1,165,176            731,600         1,745,840          1,145,477
EXPENSES:
   General and administrative ...........................           544,918            298,598         1,059,719            617,705
   Selling and marketing ................................           360,049            194,744           627,634            353,037
   Depreciation and amortization ........................            61,395             25,370           105,313             43,363
   Product development ..................................            52,193             37,095           101,433             83,161
                                                                -----------        -----------       -----------        -----------
             Total expenses .............................         1,018,555            555,807         1,894,099          1,097,266
                                                                -----------        -----------       -----------        -----------
OPERATING INCOME ........................................           146,621            175,793          (148,259)            48,211
   Interest income (expense) ............................            35,620                754            33,013             (1,166)
                                                                -----------        -----------       -----------        -----------
INCOME BEFORE TAXES .....................................           182,241            176,547          (115,246)            47,045
   Income tax (expense) benefit .........................           (67,000)              --              43,000               --
                                                                -----------        -----------       -----------        -----------
NET INCOME (LOSS) .......................................       $   115,241        $   176,547       $   (72,246)       $    47,045
                                                                -----------        -----------       -----------        -----------
Accrued preferred dividends .............................       $   (45,891)       $      --         $   (45,891)       $      --
                                                                -----------        -----------       -----------        -----------
Income (loss) applicable to common shareholders .........       $    69,350        $   176,547       $  (118,135)       $    47,045
                                                                ===========        ===========       ===========        ===========
Weighted average common shares outstanding ..............       $ 3,414,000        $ 2,033,000       $ 2,395,000        $ 2,033,000
                                                                -----------        -----------       -----------        ----------

Earnings per share applicable to common
  shareholders ..........................................       $       .02        $       .09       $      (.05)       $       .02
                                                                ===========        ===========       ===========        ===========












See accompanying notes to condensed financial statements

                                                         LASER STORM, INC.


                                                  CONDENSED STATEMENT OF CASH FLOWS

                                                                                                          Six Months Ended June 30
                                                                                                          ------------------------
                                                                                                          1996               1995
                                                                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ( loss ) .....................................................................        $   (72,246)        $    47,045
   Adjustments to reconcile net income ( loss )
      to net cash provided by (used
      in ) operating activities
      Depreciation and amortization ........................................................            105,313              43,364
      Loss on asset disposition ............................................................            (11,375)               --
      Provision for bad debts ..............................................................             10,000                --
      Deferred income taxes ................................................................            (43,000)               --
      Changes in operating assets and liabilities
         ( Increase ) decrease in:
             Accounts receivable ...........................................................           (226,513)            139,074
             Notes receivable ..............................................................           (620,273)               --
             Inventories ...................................................................            (13,942)            214,628
             Other .........................................................................           (203,792)            (51,661)
         Increase ( decrease ) in:
             Accounts payable ..............................................................           (464,799)            (11,810)
             Accrued expenses ..............................................................            112,946              12,014
             Income taxes payable ..........................................................            (50,000)               --
             Customer deposits and deferred revenue ........................................            (64,299)           (169,962)
             Contingent settlements ........................................................           (270,000)               --
                                                                                                    -----------         -----------
   Net cash provided by ( used in ) operating activities ...................................         (1,811,980)            222,692
                                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment .........................................           (251,760)            (34,609)
   Software development costs ..............................................................               --               (15,251)
   License costs ...........................................................................            (25,000)               --
                                                                                                    -----------         -----------
          Net cash provided by ( used in ) investing activities ............................           (276,760)            (49,860)
                                                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of Series B 12% Convertible Cumulative Preferred Stock ...............            889,985                --
   Proceeds from sale of Common Stock ......................................................          4,723,526                --
   Deferred offering costs .................................................................            277,929             (10,000)
   Principal payments on notes payable .....................................................             (9,295)             (3,971)
                                                                                                    -----------         -----------
          Net cash provided by ( used in ) financing activities ............................          5,882,145             (13,971)
                                                                                                    -----------         -----------


INCREASE ( DECREASE ) IN CASH ..............................................................          3,793,405             158,861


CASH, at beginning of period ...............................................................             10,473              16,228
                                                                                                    -----------         -----------
CASH, at end of period .....................................................................        $ 3,803,878         $   175,089
                                                                                                    ===========         ===========














See accompanying notes to condensed financial statements


                                                         LASER STORM, INC.
                                       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               For the Six Months Ended June 30, 1996

                                                          Preferred Stock              Common Stock
                                                  ----------------------------    ------------------------
                                                       Shares          Amount       Shares        Amount
                                                       ------          ------       ------        ------
BALANCES, December 31, 1995 ....................       140,000            140      1,601,250   $     1,601

   Private placement of Series B 12%
     Convertible Cumulative Preferred Stock ....       200,000            200

   Offering costs related to private placement .

   Public offering of 1,495,000 units ..........                                   1,495,000         1,495

   Offering costs related to public offering ...

   Conversion of Series A and B 12 % Convertible
     Cumulative Preferred Stock ................      (340,000)          (340)       629,961           630

   Net income ( loss ) .........................

BALANCE, June 30, 1996 .........................          --      $      --        3,726,211   $     3,726
                                                   -----------    -----------    -----------   -----------

                                                    Additional
                                                      Paid-In        Accumulated
                                                      Capital          Deficit       Total
                                                    ----------       -----------     -----
BALANCES, December 31, 1995 ....................   $   575,136    $  (164,174)   $   412,703

   Private placement of Series B 12%
     Convertible Cumulative Preferred Stock ....       999,800                     1,000,000

   Offering costs related to private placement .      (109,815)                     (109,815)

   Public offering of 1,495,000 units ..........      5,978,505                    5,980,000

   Offering costs related to public offering ...     (1,256,474)                  (1,256,474)

   Conversion of Series A and B 12 % Convertible
     Cumulative Preferred Stock ................           (480)                        (200)

   Net income ( loss ) .........................                      (72,246)       (72,246)
                                                   ------------    ----------    -----------
BALANCE, June 30, 1996 .........................   $  6,186,662   $  (236,420)   $ 5,953,968




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

4.       Earnings Per Share:

For the quarter and six months ended June 30, 1995, the calculation of weighted average shares outstanding includes all common stock options and the Series A and Series B Preferred stock, which were issued prior to the Company's initial public offering at prices below the $4.00 per unit offering price. Such preferred stock and options to purchase common stock are included in the calculation for the entire six months ended June 30, 1995 and from January 1, 1996 through April 23, 1996, using the treasury stock method based on the $4.00 per unit offering price.

For the six months ended June 30, 1996, common stock equivalents are excluded from the weighted average shares since they are anti-dilutive.

                                LASER STORM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   CONTINUED

5.       Concentration of Credit Risk:

At June 30, 1996, cash and equivalents includes an investment in a single U.S. Treasury Bill with an amortized cost of $1,987,000. The Company also had investments in commercial paper issued by major U.S. corporations of approximately $995,000 and $648,000.

6.       Subsequent Event:

In July 1996 the Company purchased an existing Laser Storm Game Center located in Longmont, Colorado from unaffiliated persons. The total consideration was $160,000, which was paid at closing by paying $30,000 in cash and by paying the balance of $130,000 by issuing 32,500 shares of the Company's common stock to one of the sellers. Pursuant to the terms of the asset purchase agreement, the Company is registering the 32,500 shares for resale. The seller has 90 days from the date of the prospectus to sell the shares. If the seller has sold the shares for less than $130,000, the Company will immediately pay the seller the difference between the sales price of the shares and #130,000. Any remaining shares will be returned to the Company. If the sales price is more than $130,000, the Company has no further obligation to the seller and the seller is entitled to retain any excess shares or purchase price. In connection with the purchase, the Company also loaned the seller approximately $46,380 to pay the seller's bank loan. The loan is evidenced by a promissory note and is secured by a first in priority interest in the shares. All proceeds from the sale of the shares shall be applied first to retiring the loan.

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

                                                       Quarter Ended June 30,
                                                  ----------------------------
                                                     1996               1995
                                                     ----               ----
System Sales .............................       $ 1,116,170        $   827,636
Upgrade Sales ............................           118,986               --
Arena Sales ..............................           509,530            204,534
Warranty Sales ...........................            98,449             60,327
Accessories Sales ........................           263,174            237,691
Discounts ................................          (226,005)           (39,695)
                                                 -----------        -----------
                  Net Revenues ...........       $ 1,880,304        $ 1,290,493
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

                                                      Six Months Ended June 30,
                                                   ----------------------------
                                                      1996                1995
                                                      ----                ----
System Sales .............................       $ 1,658,934        $ 1,464,523
Upgrade Sales ............................           118,986               --
Arena Sales ..............................           734,646            379,632
Warranty Sales ...........................           178,242            101,939
Accessories Sales ........................           442,869            355,259
Discounts ................................          (254,288)          (131,917)
                                                 -----------        -----------
                  Net Revenues ...........       $ 2,879,389        $ 2,169,436
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

The Company generated $35,620 of interest income for the quarter ended June 30, 1996 compared to $754 during the same period last year. Interest income was $33,014 for the six months ended June 30, 1996 compared to interest expense of $1,166 for the six months ended June 30, 1995. Pending the capital requirements associated with opening new Company-owned and Company operated facilities, proceeds from the public offering in April 1996 are being invested in short term, interest bearing investment grade securities.

                                LASER STORM, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATIONS

                                   (Continued)


Operating income for the quarter ended June 30, 1996 was $146,621 compared to $175,793 for the quarter ended June 30, 1995. The Company experienced a $115,245 operating loss during the six months ended June 30, 1996 compared to operating income of $47,045 for the six months ended June 30, 1995. The lower operating income for the quarter ended June 30, 1996 and the operating loss for the six months ended June 30, 1996 is the result of additional "SGA expenses" incurred in establishing Company-owned and Company operated facilities and the cost of the Company being a publicly-held company.

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

                                LASER STORM, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATIONS

                                   (Continued)


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



                                          LASER STORM, INC.


DATE: November 13, 1996                   By: /s/ William R. Bauerle
                                             ------------------------------
                                             William R. Bauerle
                                             President




DATE: November 13, 1996                   By: /s/ John E. McNutterle
                                             ------------------------------
                                             John E. McNutt
                                             Vice President, Finance