Form 10QSB
period 1996-09-30
LASER STORM INC
filed 1996-11-14
CIK 1001879

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSBA

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended September 30, 1996
                                       OR        -------------------
[  ]  Transition report Under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                                ---------------    ----------------
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

                                            Yes   [  ]               No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                                          Outstanding at
        Class                                             October 31, 1996
        -----                                             -----------------
        Common Stock, $.001 par value                         3,821,211

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                                LASER STORM, INC.

                                    FORM 10-Q

                               September 30, 1996


                                    INDEX
                                    -----

                                                                        Page No.
                                                                        -------
PART I.   Financial Information


 Item 1.  Condensed Balance Sheets -
          September 30, 1996 and December 31, 1995                         3

          Condensed Statements of Operations -
          Three and Nine months ended September 30, 1996 and 1995          4

          Condensed Statement of Changes in Stockholders Equity
          Nine months ended September 30, 1996                             5

          Condensed Statements of Cash Flows -
          Nine months ended September 30, 1996 and 1995                    6

          Notes to Condensed Financial Statements                          7-8


 Item 2.  Management's Discussion and Analysis
          or Plan of Operation                                             9-12

PART II.  Other Information                                                NA

SIGNATURES                                                                 13


                                                          LASER STORM, INC.

                                                       CONDENSED BALANCE SHEET

                                                               ASSETS

                                                                                              September 30, 1996   December 31, 1995
                                                                                              ------------------   -----------------


CURRENT ASSETS:
   Cash and equivalents ......................................................................       $ 2,033,974        $    10,473
   Accounts receivable-trade, net ............................................................           895,656            613,949
   Trade Notes receivable, current ...........................................................           840,731               --
   Inventories ...............................................................................           686,338            442,545
   Deferred income taxes .....................................................................           189,833            111,000
   Prepaid expenses and other ................................................................           425,198             57,524
                                                                                                     -----------        -----------
             Total current assets ............................................................         5,071,730          1,235,491
                                                                                                     -----------        -----------
PROPERTY AND EQUIPMENT, net ..................................................................         1,070,334            337,602

OTHER ASSETS:
   Deferred offering costs ...................................................................              --              277,929
   Software development, net .................................................................            64,523             88,536
   License fees, net .........................................................................            95,191             53,667
   Notes receivable, non-current .............................................................           599,977               --
   Deposits and other ........................................................................            44,628             29,473
                                                                                                     -----------        -----------
             Total other assets ..............................................................           904,319            449,605
                                                                                                     -----------        -----------
TOTAL ASSETS .................................................................................       $ 7,046,383        $ 2,022,698
                                                                                                     ===========        ===========

                   LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
   Accounts payable ..........................................................................       $   515,725        $   722,755
   Accrued expenses ..........................................................................           172,251            104,019
   Accrued compensation ......................................................................           154,835            127,238
   Income taxes payable ......................................................................             --                60,000
   Current maturities of long-term debt ......................................................            24,666             20,294
   Customer deposits and deferred revenue ....................................................            88,102            214,805
   Contingent settlements ....................................................................              --              270,000
                                                                                                     -----------        -----------
             Total current liabilities .......................................................           955,579          1,519,111
                                                                                                     -----------        -----------
LONG TERM DEBT, less current maturities ......................................................            12,087             30,884
DEFERRED INCOME TAXES ........................................................................            59,000             60,000


STOCKHOLDERS EQUITY:
   Preferred stock, $.001 par value; 2,000,000 shares authorized:
      Series A 12% Convertible Cumulative Preferred Stock, 140,000 shares issued
          and outstanding in 1995 .............................................................              --                 140
      Series B 12% Convertible Cumulative Preferred Stock, no shares outstanding ..............              --                 --
   Common Stock, $.001 par value; 20,000,000 shares authorized; 1,601,250 and
          3,761,211 shares outstanding at December 31, 1995 and
          September 30, 1996, respectively ....................................................            3,761              1,601
   Additional paid in capital ................................................................         6,301,768            575,136
   Accumulated deficit .......................................................................          (285,812)          (164,174)
                                                                                                     -----------        -----------
              Total stockholders equity ......................................................         6,019,717            412,703
                                                                                                     -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................................       $ 7,046,383        $ 2,022,698









See accompanying notes to condensed financial statements


                                                         LASER STORM, INC.

                                                 CONDENSED STATEMENT OF OPERATIONS

                                                                Three Months Ended September 30      Nine Months Ended September 30
                                                                ------------------------------       ------------------------------
                                                                    1996              1995                1996              1995
                                                                    ----              ----                ----              ----

NET REVENUES ............................................       $ 2,245,464        $ 1,895,971       $ 5,124,852        $ 4,065,407
COST OF GOODS SOLD ......................................         1,014,807            763,745         2,148,355          1,787,704
                                                                -----------        -----------       -----------        -----------
GROSS PROFIT ............................................         1,230,657          1,132,226         2,976,497          2,277,703
EXPENSES:
   Selling, general and administrative ..................         1,193,741            549,740         2,881,093          1,520,482
   Depreciation and amortization ........................            66,642             34,568           171,955             77,931
   Product development ..................................            73,583             22,674           175,016            105,835
                                                                -----------        -----------       -----------        -----------
             Total expenses .............................         1,333,966            606,982         3,228,064          1,704,248
                                                                -----------        -----------       -----------        -----------
OPERATING INCOME (LOSS0..................................          (103,309)           525,244          (251,567)           573,455
   Interest income (expense) ............................            24,914             (4,248)           57,929             (5,414)
                                                                -----------        -----------       -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES .......................           (78,395)           502,996          (193,638)           568,041
   Income tax benefit (expense) .........................            29,000           (115,000)           72,000           (115,000)
                                                                -----------        -----------       -----------        -----------
NET INCOME (LOSS) .......................................           (49,395)           405,996          (121,638)           453,041
Accrued preferred dividends .............................             --                  --             (45,890)              --
                                                                -----------        -----------       -----------        -----------
INCOME (LOSS) AP0PLICABLE TO
   COMMON SHAREHOLDERS ..................................       $   (49,395)       $   405,996       $  (167,528)       $   453,041
                                                                ===========        ===========       ===========        ===========
COMMON SHARES OUTSTANDING ...............................       $ 3,752,000        $ 2,033,000       $ 2,906,000        $ 2,033,000
                                                                ===========        ============      ============       ===========

INCOME (LOSS) PER SHARE APPLICABLE
  TO COMMON SHSAREHOLDERS ...............................       $     (0.01)       $      0.20       $     (0.06)       $      0.22
                                                                ===========        ===========       ===========        ===========












See accompanying notes to condensed financial statements


                                                         LASER STORM, INC.
                                       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          Preferred Stock              Common Stock
                                                  ----------------------------    ------------------------
                                                       Shares          Amount       Shares        Amount
                                                       ------          ------       ------        ------
BALANCES, December 31, 1995 ....................       140,000            140      1,601,250   $     1,601

   Private placement of Series B 12%
     Convertible Cumulative Preferred Stock ....       200,000            200            --             --

   Offering costs related to private placement .          --               --            --             --

   Public offering of 1,495,000 units ..........          --               --      1,495,000         1,495

   Offering costs related to public offering ...          --               --            --             --

   Conversion of Series A and B 12 % Convertible
     Cumulative Preferred Stock, including
     accrued dividends .........................      (340,000)          (340)       629,961           630

   Exercise of e4mployee stock options .........          --               --          2,500             3

   Issuance of common stock for purchase of
      Laser Storm Game Center .................           --               --         32,500            32

   Net loss ....................................

                                                   -----------    -----------    -----------   -----------
BALANCE, September 30, 1996.....................          --      $        --      3,761,211   $     3,761
                                                   ===========    ===========    ===========   ===========
                                                    Additional
                                                      Paid-In        Accumulated
                                                      Capital          Deficit       Total
                                                    ----------       -----------     -----
BALANCES, December 31, 1995 ....................   $   575,136    $  (164,174)   $   412,703

   Private placement of Series B 12%
     Convertible Cumulative Preferred Stock ....       999,800            --       1,000,000

   Offering costs related to private placement .      (109,815)           --        (109,815)

   Public offering of 1,495,000 units ..........      5,978,505           --       5,980,000

   Offering costs related to public offering ...     (1,272,033)          --      (1,272,033)

   Conversion of Series A and B 12 % Convertible
     Cumulative Preferred Stock, including
     accrued dividends .........................           (290)          --          --

   Exercise of e4mployee stock options .........            497           --             500

   Issuance of common stock for purchase of
      Laser Storm Game Center .................         129,966           --         130,000

   Net loss ....................................                     (121,638)      (121,638)
                                                   ------------    ----------    -----------
BALANCE, September 30, 1996.....................   $  6,301,766   $  (285,812)   $ 6,019,717




See accompanying notes to condensed financial statements

                                                         LASER STORM, INC.


                                                  CONDENSED STATEMENT OF CASH FLOWS

                                                                                                      Nine Months Ended September 30
                                                                                                      ------------------------------
                                                                                                          1996               1995
                                                                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ( loss ) .....................................................................        $  (121,638)        $   453,041
   Adjustments to reconcile net income ( loss )
      to net cash provided by (used
      in ) operating activities
      Depreciation and amortization ........................................................            171,955              77,930
      Loss (gain) on asset disposition......................................................             (6,821)              5,841
      Provision for bad debts ..............................................................             22,000              21,540
      Deferred income tax (benefit).........................................................            (79,833)             33,000
      Notes receivable for sale of Laser Systems ...........................................         (1,558,069)                --
      Changes in operating assets and liabilities
         ( Increase ) decrease in:
             Accounts receivable ...........................................................           (293,317)           (188,199)
             Inventories ...................................................................           (220,083)            122,577
             Other .........................................................................           (352,837)            (67,040)
         Increase ( decrease ) in:
             Accounts payable ..............................................................           (224,739)             41,407
             Accrued expenses ..............................................................             95,828             148,621
             Income taxes payable ..........................................................            (60,000)               --
             Customer deposits and deferred revenue ........................................           (126,703)          (472,281)
             Contingent settlements ........................................................           (270,000)               --
                                                                                                    -----------         -----------
   Net cash provided by ( used in ) operating activities ...................................         (3,024,257)            176,437
                                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment .........................................           (700,377)            (97,340)
   Software development costs ..............................................................               --               (24,709)
   License costs ...........................................................................            (85,000)            (12,500)
   Collection of principal balance of notes receivable .....................................             17,361                 --
   Loan advanced to seller of Laser Storm Game Center ......................................            (46,380)                --
                                                                                                    -----------         -----------
          Net cash ( used in ) financing activities ........................................           (814,396)           (134,549)
                                                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of Series B 12% Convertible Cumulative Preferred Stock ...............            890,185                --
   Proceeds from sale of Common Stock in public offering....................................          5,202,600                --
   Proceeds from exercise of employee stock options ........................................                500
   Deferred offering costs .................................................................           (216,706)            (22,631)
   Principal payments on notes payable .....................................................            (14,425)             (7,011)
                                                                                                    -----------         -----------
          Net cash provided by ( used in ) financing activities ............................          5,862,154             (29,642)
                                                                                                    -----------         -----------


NET INCREASE IN CASH .......................................................................          2,023,501             1282461


CASH AND EQUIVALENTS, at beginning of period ...............................................             10,473              16,228
                                                                                                    -----------         -----------
CASH AND EQUIVALENTS, at end of period .....................................................        $ 2,033,974         $    28,474
                                                                                                    ===========         ===========














See accompanying notes to condensed financial statements

                                LASER STORM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       Interim Financial Statements:

In the opinion of management of the Company, the accompanying unaudited financial statements include all adjustments necessary, all of which were of a normal recurring nature, to make the financial statements not misleading.

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

The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2.       Public Offering:


In April 1996, the Company completed a public offering of 1,495,000 units at a price of $4.00 per unit. Each unit consists of one share of common stock and one warrant. The warrants are exercisable for a period of five years and entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. However, if the Company does not report net after tax earnings of at least $.40 per share (target earnings) for the four fiscal quarters ending March 31, 1997, then the exercise price per share will be reduced by $.20 for each $.01 shortfall from the target earnings, but such exercise price will not be reduced below $1.00 per share. The warrants are redeemable by the Company under certain circumstances at $.05 per warrant provided that for at least 30 consecutive trading days the market price of the Company's common stock is at least $7.00 per share. In connection with the offering, the underwriters received a 10% discount and a 3% nonaccountable expense allowance and, subject to certain limitations, the representative of the underwriters will receive a 4% commission on proceeds received from the exercise of warrants solicited by the representative of the underwriters. The representative of the underwriters also received a warrant, exercisable for 130,000 units at $5.40 per unit for a period of four years, beginning on April 23, 1997. Net proceeds from the public offering were $4,707,967, after paying the aforementioned discounts and expenses to the underwriters and other offering costs totaling $494,633. Also in April 1996, an additional 629,961 units were issued as a result of the conversion of 140,000 shares of Series A 12% Convertible Cumulative Preferred Stock 200,000 shares of Series B 12% Convertible Cumulative Preferred Stock, and accrued but unpaid dividends of approximately $46,000 related to the Series A and Series B Preferred Stock on the date of conversion.


3.       Notes Receivable:


In June 1996, the Company began offering a financing program to its customers for sales of its systems and arenas. The program requires an advanced deposit ranging from 30% to 40% and the balance plus interest to be paid over a period ranging from 24 to 36 months. Through September 30, 1996, sales under this program total $2,235,845, and the amount financed as of September 30, 1996 is $1,540,708.


4.       Earnings Per Share:


For the quarter and nine months ended September 30, 1995, the calculation of weighted average shares outstanding includes all common stock options and the Series A and Series B 12% Convertible Cumulative Preferred Stock, which were issued prior to the Company's initial public offering at prices below the $4.00 per unit offering price. Such preferred stock and options to purchase common stock are included in the calculation for the entire nine months ended September 30, 1995, using the treasury stock method based on the $4.00 per unit offering price.

For the quarter and nine months ended September 30, 1996, common stock equivalents are excluded from the weighted average shares since they were anti-dilutive.

                                LASER STORM, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    CONTINUED



5.       Purchase of Laser Storm Game Center:

In July 1996, the Company purchased an existing Laser Storm Game Center located in Longmont, Colorado from unaffiliated persons. The total consideration was $160,000, which was paid at closing by paying $30,000 in cash and by paying the balance of $130,000 by issuing 32,500 shares of the Company's common stock to one of the sellers. Pursuant to the terms of the asset purchase agreement, the Company is registering the 32,500 shares for resale. The seller has 90 days from the date of the prospectus to sell the shares. If the seller has sold the shares for less than $130,000, the Company will immediately pay the seller the difference between the sales price of the shares and $130,000. Any remaining shares will be returned to the Company. If the sales price of the shares is more than $130,000, the Company has no further obligation to the seller and the seller is entitled to retain any excess shares or purchase price. In connection with the purchase, the Company also loaned the seller approximately $46,380 to pay the seller's bank loan. The loan is evidenced by a promissory note and is secured by a first in priority interest in the shares. All proceeds from the sale of the shares shall be applied first to retiring the loan.

6.       Concentration of Credit Risk:

At September 30, 1996, cash and equivalents included an investment in a money market fund in the amount of $2,033,000.


7.       Subsequent Events:

In November  1996,  the Company  purchased  an existing  Laser Storm Game Center
located  in  Coral  Springs,   Florida  from  unaffiliated  persons.  The  total
consideration was $300,000, which was paid at closing by paying $142,500 in cash, the cancellation of a $15,000 receivable and by paying the balance of $142,500 by issuing 35,625 shares of the Company's common stock. Pursuant to the terms of the asset purchase agreement, the Company is registering the 35,625 shares for resale. The seller has 90 days from the date of the prospectus to sell the shares. If the seller has sold the shares for less than $142,500, the Company will immediately pay the seller the difference between the sales price of the shares and $142,500. Any remaining shares will be returned to the Company. If the sales price is more than $142,500, the Company has no further obligation to the seller and the seller is entitled to retain any excess shares or purchase price.

                                LASER STORM, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATIONS



RESULTS OF OPERATIONS:

The following table sets forth items from the Company's Condensed Statements of Operations as a percentage of net revenues:

                                          Quarter Ended September 30    Nine Months Ended September 30
                                          --------------------------    ------------------------------
                                             1996           1995            1996           1995
                                             ----           ----            ----           ----
Net revenues ............................... 100.0%         100.0%         100.0%        100.0%
Cost of goods sold .........................  45.2%          40.3%          41.9%         44.0%
                                             -----          -----          -----         -----
Gross Profit ...............................  54.8%          59.7%          58.1%         56.0%
Expenses
  General and administrative  ..............  32.0%          19.2%          34.7%         24.1%
  Selling and marketing ....................  21.2%           9.8%          21.5%         13.3$
  Depreciation and amortization ............   3.0%           1.8%           3.4%          1.9%
  Product development ......................   3.3%           1.2%           3.4%          2.6%
                                             -----          -----          -----          -----
     Total expenses ........................  59.5%          32.0%          63.0%         41.9%
                                             -----          -----          -----          -----
Operating income (loss) ....................  (4.7%)         27.7%          (4.9%)        14.1%
  Interest income (expense) ................    .1$          (0.2%)          1.1%         (0.1%)
                                             ------         ------         ------         ------
Income (loss) before income taxes ..........  (3.6%)         27.5%          (3.8%)        14.0%
  Income tax (expense) benefit .............   1.3%          (6.1%)          1.4%         (2.8%)
                                             ------         ------         ------         ------
Net income (loss)                             (2.3%)         21.4%          (2.4%)        11.2%
                                             ======         ======         ======         ======



Net revenues for the quarter ended September 30, 1996, increased by 18% to $2,245,464, as compared to $1,895,971 for the quarter ended September 30, 1995. The increase was primarily the result of increased themed arena sales. The average selling price of the themed arenas has increased by 70% as the result of increased sizes of arenas sold as well as premiums being charged for new themed arenas being offered. The Company's newest attraction, the Stargate arena, has a 54% higher per square foot selling price than the original arena developed by the Company, the Galaxy. Also contributing to the increase in net revenues was the acquisition or opening of two Company-owned facilities in Longmont, Colorado and Cincinnati, Ohio. The Company's warranty sales have also increased as a result of the increased number of systems being operated under the Company's "Built-to Blast" warranty program. A specific breakdown of revenues is as follows:


                                                     Quarter Ended September 30,
                                                          1996            1995
                                                          ----           ----

         System Sales ..........................      $  977,793      $1,124,442
         Upgrade Sales .........................          17,050            --
         Arena Sales ...........................         782,809         406,365
         Warranty Sales ........................         111,306          87,565
         Accessories Sales .....................         296,930         277,599
         Company-owned facilities ..............          59,576            --
                                                      ----------      ----------

                           Net Revenues ........      $2,245,464      $1,895,971
                                                      ==========      ==========

                                LASER STORM, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATIONS

                                   (Continued)

Net revenues for the nine months ended September 30, 1996 increased 26% to $5,124,852, as compared to $4,065,407 for the nine months ended September 30, 1995. The primary reason for this increase is the increase in arena and warranty sales and the acquisition or opening of two Company-owned facilities. Also contributing to the increase was the promotion of upgrade options to the Company's existing customer base, most of which took place during the quarter ended June 30, 1996. A specific breakdown of revenues is as follows:

                                                 Nine Months Ended September 30,
                                                        1996            1995
                                                        ----            ----

         System Sales ..........................      $2,486,156      $2,499,858
         Upgrade Sales .........................         136,036            --
         Arena Sales ...........................       1,446,766         763,689
         Warranty Sales ........................         289,548         189,505
         Accessories Sales .....................         706,770         612,355
         Company-owned Facilities ..............          59,576            --
                                                      ----------      ----------

                           Net Revenues ........      $5,124,852      $4,065,407
                                                      ==========      ==========

The Company introduced a new financing program during the quarter ended June 30, 1996 which accounted for 56% and 44% of net revenues for the three and nine months ended September 30, 1996, respectively. In October 1996, the Company entered into an agreement with a financing institution which will purchase these receivables, provided they meet the credit requirements outlined in the agreement.

Gross profit decreased during the quarter ended September 30, 1996 to 54.8% compared to 59.7% for the quarter ended September 30, 1995. The Company experienced this decrease in margin primarily as a result of selling two "hardwall" arenas during the quarter which are at lower than normal margins. The hardwall arenas have a lower margin because they are manufactured by an independent vendor, rather than by the Company. The hardwall arena is considered a turnkey opportunity for the customer in that it includes the normal themed barriers and other game components as well as carpet, sales counters and a sign package. Gross profit as a percent of net revenues increased during the nine months ended September 30, 1996 to 58.1% compared to 56.0% for the nine months ended September 30, 1995. This increase is the result of lower direct material and direct labor costs. The Company has realized efficiencies from increased volumes, improved purchasing management and improved assembly processes.

Selling, general and administrative expenses ("SGA expenses") increased by 117.1% to $1,193,741 for the quarter ended September 30, 1996 compared to $549,740 for the quarter ended September 30,1995. "SGA expenses as a percent of net revenues increased from 29.0% to 53.2% for the quarters ended September 30, 1995 and 1996, respectively. "SGA expenses" increased $1,360,611 or 89.5% to $2,881,093 for the nine months ended September 30, 1996, compared to $1,520,482 for the nine months ended September 30, 1995. "SGA expenses" as a percent of net revenues increased from 37.4% to 56.2% for the nine month periods ended September 30, 1995 and 1996, respectively. The increases are primarily the result of additions to sales staff and administrative staff in anticipation of opening Company-owned and Company operated facilities and as a result of the Company being a publicly held company. The Company did acquire one Company-owned facility (Longmont, Colorado) and opened one Company operated facility (Cincinnati, Ohio) during the quarter ended September 30, 1996. Revenues from these two facilities were $59,576 for the quarter ended September 30, 1996. The Company has executed agreements and is moving forward with opening six Company-owned facilities in a cooperative agreement with Namco Cybertainment, Inc. who owns and operates 500 video arcades throughout the United States. Further, the Company has either executed or is in final lease negotiations on six additional locations with scheduled openings in the first quarter of 1997. . Additionally the Company is developing a new themed laser game called Marvel Comics X- Men Danger Room Laser Tag. The Company acquired the exclusive rights to the X-Men license from Marvel Comics, Inc. X-Men laser tag will be introduced to the amusement trade in November 1996 at the International Association of Amusement Parks and Attractions (IAAPA). The first X-Men laser tag facility is expected to open in February 1997. The Company has also increased its sales and marketing efforts internationally because the Company believes there is potential for sales of the Company's products outside the United States.

                                LASER STORM, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATIONS

                                   (Continued)


During the nine months ended September 30, 1996 the Company increased its sales and marketing efforts by approximately $560,000 in order to support the above projects. The Company believes it is now positioned to meet its domestic and international sales objectives with new product introductions as well as its objectives of opening future Company-owned and Company operated facilities. The Company did incur approximately $350,000 in expenditures related to becoming a public company and moving into a new facility which meets its capacity requirements for the foreseeable future.

Product  development  expenses  increased  to  $73,583  for  the  quarter  ended
September 30, 1996, compared to $22,674 for the quarter ended September 30, 1995. These expenses increased to $175,016 for the nine months ended September 30, 1996 compared to $105,835 for the nine months ended September 30, 1995. These increases are primarily the result of the design and development of the new X-Men game and other new game features the Company will introduce at the IAAPA show in November 1996. The Company is planning to continue to update and improve the design of its themed laser games.


The Company generated $24,914 of interest income for the quarter ended September 30, 1996 compared to interest expense of $4,248 during the same period last year. Interest income was $57,929 for the nine months ended September 30, 1996 compared to interest expense of $5,414 for the nine months ended September 30, 1995. Pending the capital requirements associated with opening new Company-owned and Company operated facilities, proceeds from the public offering in April 1996 are being invested in short term, interest bearing investment grade securities.


The Company recognized an operating loss for the quarter ended September 30, 1996 of $103,309 compared to operating income of $525,244 for the quarter ended September 30, 1995. The Company experienced a $251,567 operating loss during the nine months ended September 30, 1996 compared to operating income of $573,455 for the nine months ended September 30, 1995. The operating losses for the quarter and nine month period ended September 30, 1996 are the result of the additional operating expenses incurred in establishing the Company-owned and Company operated facilities, in designing and developing the X-Men game and arena, and in expanding the sales efforts into the international market and as a result of the increased costs of the Company becoming a publicly-held company.

The Company recognized income tax benefits of $29,000 and $72,000 for the quarter and nine months ended September 30, 1996, respectively. The benefits are based upon an effective tax rate of 37%. The provisions for income taxes of $115,000 for the quarter and nine months ended September 30, 1995 are net of full utilization of net operating loss carry-overs from prior years.

LIQUIDITY AND CAPITAL RESOURCES


The Company's operations used cash flow of $3,024,257 for the nine months ended September 30, 1996, but provided cash flow of $176,437 for the same period ended September 30, 1995. Cash flow was used during the first nine months of 1996 to fund sales made through both the new extended term financing program being offered by the Company ($1,558,069) and an increase in the accounts receivable ($293,317). The Company increased its inventory levels ($220,083) in anticipation of increased sales and the opening of Company-owned and Company-operated facilities. Payments were also made on both accounts payable ($224,739), which had become aged when cash was being conserved until the public offering was completed; and to settle the contingent liabilities the Company had incurred during 1995. The Company made payments for initial minimum royalties of $60,000 to Marvel Characters, Inc. and for development costs of the new X-Men game ($131,000). In October 1996, the Company entered into an agreement with a financial institution which will purchase notes receivable under the Company's extended terms program. The financial institution determines the credit worthiness of the customer and then, if appropriate, purchases the receivable at a discount (14% as of October 31, 1996).

Capital expenditures for the nine months ended September 30, 1996 were $700,377 compared to $97,340 for the same period last year. The Company made payments of $406,426 to fund up-front capital requirements associated with opening of Company owned and Company- operated facilities, two of which were acquired or opened by September 30, 1996. The remaining $293,951 in capital expenditures was for the purchase of new trade show equipment and office equipment as well as to make some leasehold improvements in the Company's new office and assembly space.


Financing activities provided $5,992,154 of cash flow for the nine months ended September 30, 1996 as compared to a use of cash of $29,642 for the nine months ended September 30, 1995. In February 1996, the Company completed the sale of 200,000 shares of Series B 12% Convertible Cumulative Preferred Stock and received net proceeds of $890,185 . In April 1996, the Company completed the sale of 1,495,000 units at $4.00 per unit. Each unit sold consisted of one share of common stock and one warrant. Net proceeds from the sale were $4,707,967.

Management believes the proceeds from the public offering of units will support the Company's current operations associated with direct system and arena sales and opening and operating Company-owned Laser Storm(R) game facilities and will provide working capital for anticipated growth.


The Company may require additional capital to finance enhancements to, and expansion of, its manufacturing capacity and future Laser Storm(R) game facilities. Management believes that the need for working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that financing will be available on terms acceptable to the Company, the Company may seek additional funds, from time to time, through public or private debt or equity offerings, bank borrowings or leasing arrangements.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    LASER STORM, INC.



DATE:   November 13 , 1996          By: /s/ William R. Bauerle
                                       ------------------------------------
                                       William R. Bauerle
                                       President



DATE:   November 13 , 1996           By: /s/ John E. McNutt
                                        -----------------------------------
                                        John E. McNutt
                                        Vice President, Finance