Form 10QSB/A
period 1996-06-30
LASER STORM INC
filed 1996-11-15
CIK 1001879

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSBA/2

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



                                          LASER STORM, INC.


DATE: November 13, 1996                   By: /s/ William R. Bauerle
                                             ------------------------------
                                             William R. Bauerle
                                             President




DATE: November 13, 1996                   By: /s/ John E. McNutter
                                             ------------------------------
                                             John E. McNutt
                                             Vice President, Finance