Form 10QSB/A
period 1996-09-30
LASER STORM INC
filed 1996-11-15
CIK 1001879

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
                                                                ===========        ===========       ===========        ===========












See accompanying notes to condensed financial statements


                                                         LASER STORM, INC.
                                       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          Preferred Stock              Common Stock
                                                  ----------------------------    ------------------------
                                                       Shares          Amount       Shares        Amount
                                                       ------          ------       ------        ------
BALANCES, December 31, 1995 ....................       140,000            140      1,601,250   $     1,601

   Private placement of Series B 12%
     Convertible Cumulative Preferred Stock ....       200,000            200            --             --

   Offering costs related to private placement .          --               --            --             --

   Public offering of 1,495,000 units ..........          --               --      1,495,000         1,495

   Offering costs related to public offering ...          --               --            --             --

   Conversion of Series A and B 12 % Convertible
     Cumulative Preferred Stock, including
     accrued dividends .........................      (340,000)          (340)       629,961           630

   Exercise of employee stock options ..........          --               --          2,500             3

   Issuance of common stock for purchase of
      Laser Storm Game Center .................           --               --         32,500            32

   Net loss ....................................

                                                   -----------    -----------    -----------   -----------
BALANCE, September 30, 1996.....................          --      $        --      3,761,211   $     3,761
                                                   ===========    ===========    ===========   ===========
                                                    Additional
                                                      Paid-In        Accumulated
                                                      Capital          Deficit       Total
                                                    ----------       -----------     -----
BALANCES, December 31, 1995 ....................   $   575,136    $  (164,174)   $   412,703

   Private placement of Series B 12%
     Convertible Cumulative Preferred Stock ....       999,800            --       1,000,000

   Offering costs related to private placement .      (109,815)           --        (109,815)

   Public offering of 1,495,000 units ..........      5,978,505           --       5,980,000

   Offering costs related to public offering ...     (1,272,033)          --      (1,272,033)

   Conversion of Series A and B 12 % Convertible
     Cumulative Preferred Stock, including
     accrued dividends .........................           (290)          --          --

   Exercise of employee stock options ..........            497           --             500

   Issuance of common stock for purchase of
      Laser Storm Game Center .................         129,966           --         130,000

   Net loss ....................................                     (121,638)      (121,638)
                                                   ------------    ----------    -----------
BALANCE, September 30, 1996.....................   $  6,301,766   $  (285,812)   $ 6,019,717




See accompanying notes to condensed financial statements

                                                         LASER STORM, INC.


                                                  CONDENSED STATEMENT OF CASH FLOWS

                                                                                                      Nine Months Ended September 30
                                                                                                      ------------------------------
                                                                                                          1996               1995
                                                                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ( loss ) .....................................................................        $  (121,638)        $   453,041
   Adjustments to reconcile net income ( loss )
      to net cash provided by (used
      in ) operating activities
      Depreciation and amortization ........................................................            171,955              77,930
      Loss (gain) on asset disposition......................................................             (6,821)              5,841
      Provision for bad debts ..............................................................             22,000              21,540
      Deferred income tax (benefit).........................................................            (79,833)             33,000
      Notes receivable for sale of Laser Systems ...........................................         (1,558,069)                --
      Changes in operating assets and liabilities
         ( Increase ) decrease in:
             Accounts receivable ...........................................................           (293,317)           (188,199)
             Inventories ...................................................................           (220,083)            122,577
             Other .........................................................................           (352,837)            (67,040)
         Increase ( decrease ) in:
             Accounts payable ..............................................................           (224,739)             41,407
             Accrued expenses ..............................................................             95,828             148,621
             Income taxes payable ..........................................................            (60,000)               --
             Customer deposits and deferred revenue ........................................           (126,703)          (472,281)
             Contingent settlements ........................................................           (270,000)               --
                                                                                                    -----------         -----------
   Net cash provided by ( used in ) operating activities ...................................         (3,024,257)            176,437
                                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment .........................................           (700,377)            (97,340)
   Software development costs ..............................................................               --               (24,709)
   License costs ...........................................................................            (85,000)            (12,500)
   Collection of principal balance of notes receivable .....................................             17,361                 --
   Loan advanced to seller of Laser Storm Game Center ......................................            (46,380)                --
                                                                                                    -----------         -----------
          Net cash ( used in ) financing activities ........................................           (814,396)           (134,549)
                                                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of Series B 12% Convertible Cumulative Preferred Stock ...............            890,185                --
   Proceeds from sale of Common Stock in public offering....................................          5,202,600                --
   Proceeds from exercise of employee stock options ........................................                500
   Deferred offering costs .................................................................           (216,706)            (22,631)
   Principal payments on notes payable .....................................................            (14,425)             (7,011)
                                                                                                    -----------         -----------
          Net cash provided by ( used in ) financing activities ............................          5,862,154             (29,642)
                                                                                                    -----------         -----------


NET INCREASE IN CASH .......................................................................          2,023,501              12,246


CASH AND EQUIVALENTS, at beginning of period ...............................................             10,473              16,228
                                                                                                    -----------         -----------
CASH AND EQUIVALENTS, at end of period .....................................................        $ 2,033,974         $    28,474
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