Form 10KSB
period 1996-12-31
LASER STORM INC
filed 1997-04-17
CIK 1001879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                 .
Commission File Number 0-28254 ----------------    ----------------

                                LASER STORM, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)
        Colorado                                        84-1139159
 ------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7808 Cherry Creek South Drive, Unit 301, Denver, Colorado            80231
---------------------------------------------------------          ---------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number: (303) 751-8545

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class              Name of each exchange on which registered
   -------------------              -----------------------------------------
        None                                          None

Securities registered under Section 12(g) of the Exchange Act:
                          $0.001 Par Value Common Stock
                           ----------------------------
                                (Title of Class)
                       Redeemable Stock Purchase Warrants
                       ----------------------------------
                                (Title of Class)
     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. YES [ ] NO [X]

     The Issuer's revenues for its most recent fiscal year were $5,898,211.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 31, 1997 was approximately $1,059,428.

     Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [X] (The Issuer was not subject to the Exchange Act Reporting Requirements at the time of the Issuer's filing under the Bankruptcy Act.)

     As of March 31, 1997 the Issuer had 3,824,836 outstanding shares of common stock.

         DOCUMENTS INCORPORATED BY REFERENCE:  None.
         Transitional Small Business Disclosure Format:  YES  [ ] NO  [X]

                                LASER STORM, INC.
                         1996 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                              PAGE NUMBER
------                                                              -----------
Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to Vote of Security Holders

PART II
-------
Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management's Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosures

PART III
--------
Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance With Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Signatures

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

     Laser Storm, Inc. (the "Company") designs and manufactures interactive laser tag game systems which the Company markets under the trademark Laser Storm(R). The Laser Storm(R) game systems which are computer controlled, are capable of being varied to fit individual operator needs and customer demands and are designed to incorporate a themed adventure within an interactive environment emphasizing team play.

     Each game system is comprised of blasters, controllers, adjustable vests, headsets and targets, and may include themed arenas with special effects such as moveable and fixed colored barriers, fog, sound, specialty lighting effects, software developed by the Company and other elements. The Company's game equipment is designed to be lightweight and easy for all ages to use. The Company currently markets five different, themed game systems: Galaxy 2000(TM), Galactic Marauders(TM), Circuit Commandos(TM), STARGATE and Marvel Comics' X-Men. The Company recently obtained a license to utilize the comic book characters owned by Marvel Characters, Inc. as part of a themed game system which the Company introduced and began to market in November 1996. Games typically are played in arenas ranging in size from 1,000 square feet to 4,000 square feet. Additional space is required for support, retail sales and administration. Operators of Laser Storm(R) game systems generally charge admissions ranging from $3.00 to $7.00 and game durations can be programmed to vary from one minute to 40 minutes but typically last 10 minutes.

     The Company has been developing and producing state of the art themed laser tag game systems and, since its inception in March 1990 through December 1996, the Company has sold a total of approximately 190 Laser Storm(R) game systems, of which 161 were sold in the United States and 29 were sold for use outside of the United States. Although since its inception the Company has been engaged principally in developing, marketing and selling Laser Storm(R) game systems to independent operators, the Company also owns and operates five Laser Storm(R) game facilities and has entered into revenue sharing arrangements that are still in effect for seven Laser Storm(R) game facilities. The Company intends to increase the number of facilities in which it will have an ownership interest. The Company estimates that the actual cost of any Company owned facility will vary from approximately $100,000 to $500,000 based primarily on the location and size of the facility. The actual number of new Laser Storm(R) game facilities that the Company will be able to acquire and open will depend on the percentage interest the Company will have in each facility and the availability of financing.

     The Company was incorporated in Colorado in 1990 under the name "The Crimsom Corporation--a Holding Company" and conducted business under the names "Space Sport, Ltd." and "Laser Storm." In November, 1994, the Company changed its name to "Laser Storm, Inc." The Company elected in November, 1992 to file for reorganization under Chapter 11 of the United States Bankruptcy Code. In November, 1993, the Company's Plan of Reorganization was confirmed, and, in November, 1994, the court ordered the proceedings to be closed.

     In April 1996, the Company completed an initial public offering of 1,495,000 Units from which the Company realized net proceeds of approximately $4,700,000. Each Unit consisted of one share of Common Stock and one Warrant to purchase one share of Common Stock initially at $4.00 per share. The Company expects that after March 31, 1997, the exercise price will be reduced to $1.00 per share pursuant to the terms of the Warrants.

Products

     The Laser Storm(R) interactive game system uses proprietary custom software developed by the Company and is designed to allow operators to set up live action themed, "tag" type games staged between or among teams of opponents. The Company has developed and currently markets game systems embodying five different themes, each with numerous configurations. These games are played in themed arenas, which contain special effects, including colored, movable or fixed barriers, fog, sound, lighting and other decorative elements. The equipment is designed to be lightweight and easy to use for all ages. The arenas are flexible, easily reconfigured, safe and may accommodate 2 to 48 players.

     The Laser Storm(R) player unit includes a blaster which emits simulated laser beams from a solid-state light source. Unlike an actual laser, the beam will project, in tight disbursement, a harmless colored light for up to 100 feet. The blaster is attached to a belt or vest that contains a battery pack and electronics and a lightweight headset that is similar to a set of headphones. All of the equipment weighs under three pounds. The unit is designed for use by persons three years of age and older. The battery pack utilizes a velcro fastener which may be adjusted to fit almost any customer. The compact blaster and unique thumb trigger accommodate a variety of hand sizes.

     All Laser Storm(R) game systems are designed to emphasize teamwork. Each team has a mission to accomplish during the game. Players are instructed by an operator or watch a pre-game video which set the stage for the game, give a brief introduction to the theme and explain the mission's parameters.

     A computer controls the play of the game. An operator can change the game configuration easily before each game, making every game a different experience. Game components, such as duration, points per player hit, points per target hit and target duration, can be varied by the operator with the click of a mouse.

     During the game, players can keep track of the score by watching a scoreboard in the center of the arena. A database keeps track of the number of times each player's blaster achieves the activation of another player's unit. At the end of the game, each player receives an individualized, computer generated scorecard, showing details of the mission, as well as each player's performance.

     Games typically last approximately 10 minutes, though the time of each game may be programmed to last from one minute to 40 minutes. Charges per play generally range from approximately $3.00 to $7.00. Efficient operators with sufficient working equipment can run up to six 10-minute games per hour.

     The Company presently offers five totally different interactive game themes for use with the Laser Storm(R) game system.

     1. Galaxy 2000(TM). Galaxy 2000(TM) is a high tech version of dodge ball, where two teams blast for control of the "neutral zone." This is the oldest and one of the most popular of the current games.

     2. Galactic Marauders(TM). Galactic Marauders(TM) is a series of games based on the story of evil estranged twin brothers, Ick and Yuck DuVraggo, who are battling over the rights to control the "Milky Main" in deep space. The first game in the Galactic Marauders(TM) series is staged in the DNA laboratory of the fictional Minerex Corporation, where Dr. Carl Sterling first created raw DNA strands. Each team's mission is for its leader to capture as much DNA as possible in order to create either Northern Monsters or Southern Zombies. With the help of these hideous creatures, each team hopes to mine the riches of its home planet, thus giving it the ultimate ability to rule the galaxy.

     3. Circuit Commandos(TM). Circuit Commandos(TM) is the themed adventure involving a crack team of computer experts whose assigned mission is to blast a virus, created by a team of brilliant hackers, out of the "International Economic Computer Network." Players go through a simulated miniaturization chamber and then enter an arena, which is designed to look like the inside of a huge computer. Each team's immediate objective is to capture as many computer chips as possible in the correct sequence, thus activating the microprocessor. The first team to activate and destroy the microprocessor wins the game. The Company is developing variations of this theme to accommodate different levels of special effects sophistication and facility cost.

     4.  STARGATE.   Themes  from  the  motion  picture   "STARGATE"  have  been
incorporated  into  a  series  of  games  designed  to  be  progressively   more
challenging. Players are briefed in a central control room in advance of commencing play and then are sent through a mysterious Stargate to a distant galaxy on an exploratory mission to find seven symbols and save the planet from extinction. The players are instructed that hostile forces may be encountered, but not to fire upon them unless they feel threatened. The story progresses as new targets and diversions are introduced. The arena is designed to resemble the inner sanctum of an ancient pyramid with exotic, fluorescent hieroglyphics, Anubis targets, Horace targets that shoot back, and other special effects.
Management intends to add new variations or enhancements to keep the game exciting even for the most avid repeat players.

     5. Marvel Comics' X-Men Laser Tag. Themes based on the Marvel Comics' X-Men comic books and the Marvel Comics' X-Men animated series are being used by the Company to develop Marvel Comics' X-Men games which offer players the chance to train alongside superheroes Wolverine, Rogue, Cyclops, and Storm. The games take place inside Marvel Characters, Inc.'s ("Marvel") well known "Danger Room." From the moment players enter a Marvel Comics' X-Men game center they will be escaping into a fantasy based experience. Every aspect of the facility from staff uniforms to the "Danger Room" itself has been carefully designed to support a seamless, fantasy based theme. The actual "Danger Room" game introduces new game play features.

     The Company is producing four different scorecards for Marvel Comics' X-Men games featuring original artwork from Marvel artists. With the help of Marvel's illustration team, each scorecard will feature a different, unique character rendering to encourage collecting. The strategy is to entice players to return to play again and to collect all four scorecards.

     The Company obtained its license to utilize themes and develop and market merchandise based on the motion picture STARGATE in October 1995. The term of the license continues until August 17, 1997, after which date no new licensed articles may be manufactured, sold or distributed by the Company. However, the Company may continue to use and operate the licensed articles through August 1, 2000. The Company is required to pay the licensor a royalty on gross ticket sales for all locations using the licensed articles. Credited against the royalty is an amount of $50,000 which has been paid by the Company as an advance royalty.

     The Company has obtained a license from Marvel granting the Company the exclusive right to use trademarked cartoon characters owned by Marvel through February 1, 2000, solely upon and in connection with the Company's licensee-owned and sublicensee owned laser tag facilities in the United States and Canada. Marvel reserves the right to approve the site location of each Laser Storm facility, which facilities may not be located within 60 miles of any Marvel themed amusement park. The Company must pay royalties to Marvel of a percentage of gross revenues. The term of the Marvel license agreement may be extended for successive one year periods through December 31, 2003 provided that no breach has occurred and provided that a minimum amount of royalties have been paid in the preceding term. The term for Laser Storm(R) game facilities sublicensed (rather than owned by Laser Storm) is limited to three years from the date of original purchase. The Company does not believe, but cannot assume, that Marvel's recent filing for reorganization under Chapter 11 of the United States Bankruptcy Code will have any effect on the Company's license from Marvel.

Product Development

     The Company continuously designs and develops new and modified equipment, computer software and hardware, game themes and related accessories and merchandise, and applications for the software. Such developments have included alphanumeric scoreboards with messaging capabilities, new targets with individual programmability, updated infrared and audio transmissions, new color optics for use in LED beams emitted by the blasters which help differentiate team members and merchandise for retail sales.

     There is no assurance that the products and promotions currently in development will lead to final products or that any such products or promotions will be commercially viable or profitable to the Company.

Intellectual Property

     The Laser Storm(R) game system is an interactive experience. Game play involves interacting with both the player's own team members and those of the opposing team. Through a computer tracking system developed by the Company, a playability log unfolds over the course of the game which is recorded and logged by the software. Upon exiting the arena, each player receives a computer generated score card quantifying the player's achievements. In this instance, the software helps conclude the activity by giving players the opportunity to take a tangible piece of their game experience home.

     The software controls the Laser Storm(R) game systems. Accordingly, the systems can be altered with relatively simple software adjustments. The Company continuously makes system enhancements that make the games more interactive.

     The Company's current operating software is proprietary, functioning only with the Company's hardware system. While the software controls the game, players interface with the software through unique infrared communications platforms made up of individual player units. Without these blasters, the software itself is useless. Nevertheless, when the two are coupled and set inside a themed arena environment, an interactive entertainment experience is created. While the software is a critical element of the game mix, the management of the Company believes that the software has little utility separated from the laser tag game environment.

     The Company attempts to protect its trademarks, trade secrets and other intellectual property by the use of the trademark and copyright laws, through license agreements with customers and by use of confidentiality agreements with certain suppliers, employees and consultants. There can be no assurance that these measures will be successful in protecting the Company's trade secrets and know how, or that the trademarks will afford the Company with any competitive advantages. The Company has registered Laser Storm(R) as a trademark in the United States and Korea and has applied to register the trademark in Japan. The

Company also intends to apply to register the trademark in other countries. Currently, the Company does not hold any patents but may apply for patents in the future where applicable.

Markets

     Domestic

     Laser  Storm(R)  game  facilities  attract  a  wide  demographic  range  of customers. Customer demographics by age and gender vary depending on location selection, advertising, facility activities, operations hours and game themes. The Company has not developed any accurate data on the game users and relies entirely on anecdotal verbal remarks from operators regarding customer demographics. Based upon this information supplied by the Company's operators, the Company estimates that the Laser Storm(R) game system users are one-third aged 12 and under, one-third aged 13 to 17, and one-third age 18 and over. However, two of the owners of indoor playground facilities which cater to a younger age group and which have Laser Storm(R) game systems, have indicated to the Company that they estimate that approximately 80% of their customer base is in the age 12 and under category and the remaining 20% are parents. Conversely, another owner of a Laser Storm(R) game system has estimated to the Company that 80% of its customer base is in the age 16 and over category. The Company is unaware of any independent information available to support the Company's estimates.

     Laser Storm(R) game systems are currently located in amusement parks, family entertainment centers, skating rinks, movie theaters, shopping malls and bowling centers. The Company currently bases its marketing plan on the placement of not more than one facility per five mile radius or 200,000 population base, depending on population density.

     International

     Although the Company has sold a number of Laser Storm(R) game systems outside of the United States, the Company has recently determined to focus its marketing efforts more in the United States in order to increase its efforts to open additional Company owned Laser Storm(R) game facilities. Therefore, the Company is not currently actively marketing its Laser Storm(R) game systems in foreign countries. However, the Company will affirmatively respond to any inquiries from prospective customers in foreign countries.

     The Company has an exclusive agreement with Target Technology P.T.E., Ltd. ("Target"), a Singapore Company, pursuant to which the Company has authorized Target to sell Laser Storm(R) equipment in Singapore and Malaysia until July 2000. The Company has sold three game systems to Target to date. There are no assurances Target will purchase any additional Laser Storm(R) game systems pursuant to the agreement.

         The Company has entered into an agreement with Cyber Amusement Co., Ltd. ("Cyber") whereby the Company has appointed Cyber as the sole and exclusive distributor and licensee for the Company's Laser Storm(R) game systems in the country of Thailand. Cyber has agreed to purchase five or more Laser Storm(R) game systems by January 31, 1999. The agreement is in effect through January 1999 and can be renewed annually thereafter by Cyber. The Company does not have Cyber financial information and there are no assurances that Cyber has the financial capability to purchase any Laser Storm(R) game systems from the Company. To date, Cyber has not purchased any, and there are no assurances that Cyber will purchase any, Laser Storm(R) game systems pursuant to the agreement.

         The Company has entered into an non-exclusive letter agreement with a company to market the Company's Laser Storm(R) game systems throughout Central and South America on a commission basis. The agreement is for an initial period of one year commencing July 24, 1996, and is renewed automatically unless either party provides 60 days notice of cancellation. As of the date hereof, no sales have been made pursuant to the letter agreement.

Sales and Facilities Operations

         The Company's business plan currently contemplates three types of Laser Storm(R) game facilities: 1) those owned by independent owner/operators to whom the Company sells Laser Storm(R) game systems and arenas; 2) Company owned facilities; and 3) revenue sharing facilities in which the Company provides equipment at little or no charge and shares the revenue with the facility operator. Each of these formats has various advantages and each requires a somewhat different marketing strategy. The Company believes that it must integrate all three sales approaches in its marketing plan to pursue profitable growth.

         Sales

         Since its inception in March 1990 through December 1996, the Company has sold and shipped approximately 190 Laser Storm(R) systems worldwide. For most sales of its systems, the Company utilizes agreements which contain provisions relating to site protection, change orders, warranty, liability and responsibilities of ownership. The Company usually requires the buyer to pay 50% of the purchase price to the Company upon signing the sales agreement, with the balance to be paid in two equal installments 60 days prior to delivery and upon installation, respectively. For a limited time in 1996, the Company provided an alternative to the buyers to make an advance deposit ranging from 30% to 40% of the purchase price to the Company upon signing the sales agreement, with the balance to be paid over 24 months. These payment schedules relieve the Company of most out of pocket manufacturing expenditures, since the cost of manufacturing is covered in the initial deposit. In connection with each sale the Company generally grants a license to the operator to use the Laser Storm(R) trademark and computer software in connection with the operation of the facility for so long as the operator maintains the Laser Storm(R) game system at the original site. Under these agreements, if an operator moves a system without Company approval, which will not be unreasonably withheld, the license to use the software and trademark ceases.

         The Company usually installs the system for a fee and provides initial training on its proper use. The Company also services the system under warranty against material defects. The warranty is typically 90 days, however, most customers purchasing systems also participate voluntarily in the Company's warranty program under renewable annual contracts for a current charge of from $0.10 to $0.15 per play.

         The Company also sells to operators merchandise, such as T-shirts and hats, containing the Company's logos, as well as operating supplies, including fog fluid and scorecards.

         Although the Company does not require its operators to purchase arenas (the themed, moveable barriers, props and, in some cases, lighting and sound packages, all of which together create the theme atmosphere) at operators' facilities, approximately 77% of the Laser Storm(R) operators have acquired the entire system.

         Domestic Sales. Since inception in March 1990 through December 1996, the Company has sold and shipped 161 Laser Storm(R) game systems for operation in 43 states.

         International Sales. Since inception in March 1990 through December 1996, the Company has sold and shipped 29 Laser Storm(R) game systems for use outside of the United States.

         Company Owned Facilities

         The Company intends to acquire existing and open new Laser Storm(R) game facilities which will be owned and operated by the Company or in which the Company will participate under a revenue sharing arrangement. The actual number of such facilities that the Company will be able to acquire and develop will vary depending principally on factors such as the percentage interest the Company will have in each facility, the location of each facility and the size of each facility and the availability of financing. The Company owned Laser Storm(R) game facilities usually will be entertainment centers that feature at least one Laser Storm(R) arena and may include any combination of video, arcade, food and party rooms and a retail-style store featuring licensed Laser Storm(R) merchandise and related items. The Company anticipates that the cost for furniture, fixtures and equipment of a typical Company owned Laser Storm(R) game facility will be approximately $250,000. However, the Company estimates that the actual cost of any Company owned facility will vary from approximately $100,000 to $500,000 based primarily on the location and size of the facility. As of March 28, 1997, the Company owned and operated five Laser Storm(R) game facilities. One of the five Laser Storm(R) game facilities is a 48-player facility, featuring a STARGATE theme, in an entertainment and amusement area leased by Namco Cybertainment, Inc. ("Namco"), which operates over 500 family entertainment centers in the United States. The Company pays Namco a percentage of the Company's adjusted gross sales (with a specified minimum) from the facility. In addition, the Company has entered into agreements and/or leases for an additional six Laser Storm(R) game facilities that will be owned and operated by the Company. All six Laser Storm(R) game facilities will be in entertainment and amusement areas leased or owned by Namco. The Company will pay Namco a percentage of the Company's adjusted gross sales (with specified minimums) from such facilities.

         No assurance can be given that the Company will be successful in its plans to acquire, open and operate any additional facilities.

         Revenue Participation Facilities

         The Company intends to enter into agreements with certain operators whereby the Company will provide equipment at minimal or no cost to the operators who will operate Laser Storm(R) game facilities and share the gross revenue with the Company. The Company will evaluate the quality of the location, commitment and stability of the operator and the possible return on investment, among other factors, to determine whether to enter into such an arrangement.

         The Company is currently pursuing revenue sharing ventures for several reasons: 1) the ongoing annual gross revenue stream participation from such facilities historically has exceeded the profits involved in system sales, 2) the Company believes it needs to have greater involvement in operations than it currently has through systems sales if it is to manage its corporate image and accelerate revenue growth, and 3) management believes there are family entertainment centers, bowling centers and skating rinks whose owners may be interested in adding a Laser Storm(R) game facility to their operations if those owners have little risk, minimal or no outlay of capital and limited managerial oversight.

         As of the date hereof, the Company is involved in the following revenue sharing arrangements:

         Funplex Center: The Company owns a 50% interest in Laser Hall L.L.C. which was formed in September 1995, as a Colorado limited liability company, to renovate and operate an approximately 2,700 square foot Laser Storm(R) game facility within FunPlex Center, a 144,000 square foot amusement center, in Littleton, Colorado. The Company sold Laser Hall L.L.C. the equipment for the FunPlex facility at the Company's cost. The balance of Laser Hall L.L.C. membership interests are owned by unaffiliated parties.

         The Company, on behalf of Laser Hall L.L.C., agreed with the owners of Funplex Center, in which a Laser Storm(R) game system has operated since March 1990, to renovate that facility. The facility affords a local showcase for the Company's product which will provide an ongoing revenue source; and will provide a location where new products and merchandise can be test marketed in a

Company-controlled, fully operational environment. Laser Hall L.L.C. owns the system, and pays a space rental fee to Funplex Center. The Company provides all facility upgrades, as well as the equipment and operational personnel. The newly renovated facility opened in November 1995.

         Fun City Amusement Centers, Inc. ("Fun City"): The Company has entered into an agreement with Fun City, a 150,000 square foot indoor family entertainment center in North York, Ontario, Canada, a Northern suburb of Toronto, which currently operates a 24- player Laser Storm(R) game system in a 2,500 square foot arena. Facility attractions include an indoor, electric go-cart track, major arcade area and multiple party rooms and concession facilities. The agreement provides for the participation by the Company in revenue from operations and requires that Fun City pay to the Company a per-person-per-game use fee based on 45% of the price per game, currently $2.68 Canadian, exclusive of any sales, use or other taxes that may be imposed upon each use. Payments are made to the Company monthly based on the number of player activations utilized in the previous month of operation. Fun City paid $24,250 to the Company as a prepayment under the revenue sharing agreement. These fees are to be recovered by Fun City before the Company participates in revenues from operations. The Company provided and retains ownership of the equipment.

         M. W. Recreation Corporation ("Fun Machine"): In November 1995, the Company entered into a verbal agreement whereby the Company installed a Circuit Commando(TM) inflatable unit for a Fun Machine location on a revenue share basis. The term of the revenue share is for a period of 12 months, renewable annually and the Company is to receive 50% of the gross revenues realized from the unit. In exchange for the use of the inflatable unit, the Company agreed to pay the manufacturer 30% of the payments received by the Company which result from the use of the unit. The inflatable unit is included in a full service Fun Machine amusement center located in Longwood, Florida. This revenue share agreement was renewed in 1996.

         Tunica Partners II, LP ("Harrah's"): In February 1996, the Company entered into an agreement with Tunica Partners II, LP ("Tunica Partners") that owns the casino business which is managed for Tunica Partners by Harrah's Tunica Corporation ("Harrah's"). Pursuant to the agreement, the Company installed a STARGATE Laser Storm(R) game system in approximately 2,400 square feet of space in a new arcade and child care facility operated for Tunica Partners by Planet 4 Kidz, Inc. ("Planet Kidz") in the Harrah's Casino in Tunica, Mississippi. The Company supplied all equipment, service, repair and warranty work for the game system for which the Company is to receive 50% of the revenue (less any taxes) received from the operation of the game system. The Laser Storm(R) game system opened in April 1996.

         Harrah's Vicksburg: In November 1996, the Company finalized an agreement pursuant to which the Company provided the equipment, service, repair and warranty work for a Galaxy 2000(TM) Laser Storm(R) game system in approximately 1,000 square feet in a Harrah's Casino in Vicksburg, Mississippi.

The Company supplied all equipment, service, repair and warranty work for the Laser Storm(R) game system. The Company receives 50% of the gross revenue (excluding taxes) from the operation of the Laser Storm(R) game system, which opened in February 1996.

         Harrah's St. Louis, Missouri: In February 1997, the Company negotiated an agreement with Harrah's Maryland Heights Operating Company to provide a Laser Storm(R) game system for a new location in Maryland Heights, Missouri, a suburb of St. Louis. The 50/50 revenue share agreement required the Company to provide and install an 18 player Galaxy Laser Storm(R) game system for a 1,200 square foot arena. The agreement will provide for Planet 4 Kidz to operate the arena on behalf of Harrah's Maryland Heights Operating Company and the Company. The term of the agreement will be for two years, with annual renewals thereafter.

         Mexico City Revenue Share: In March 1997, the Company entered into a revenue share agreement with D.I.F.A.D.I.S.A. de C.V., a Mexican corporation ("DIFADISA"). The agreement provides for DIFADISA to operate a Laser Storm(R) game system within DIFADISA's family entertainment center in Mexico City. The Company supplied all equipment, service, repair and warranty work for the Laser Storm(R) game system. A 38-player Circuit Commando system was installed in approximately 2,780 square feet of playing space. The agreement provides the Company a base revenue of $1.00 which is paid on a per play rate basis and adjusts downward every 100,000 plays. The agreement is for a three-year term with annual renewals thereafter.

Marketing and Sales

         The Company employs a variety of marketing techniques, including placing advertisements in trade and business publications, attending trade shows, telemarketing, conducting direct mail efforts.

         Print. The Company advertises in industry-specific magazines and trade publications to generate leads for direct sales. All advertisements emphasize new themes and games as they become available, as management believes these new themes and games are the basis for the Company's competitive strength.

         Trade Shows. In 1995 and 1996 the Company attended and exhibited at major trade shows worldwide. The Company plans to continue to exhibit at selected trade shows in the United States, Asia, Europe, South America and Mexico. This marketing strategy will primarily support direct sales. Trade shows constitute the primary source of leads for sales of Laser Storm(R) game systems. The Company's ability to demonstrate its thematic games will be a primary consideration in selecting shows. In November 1995, at the International Association of Amusement Parks and Attractions (IAAPA) annual convention in New Orleans, Louisiana, the Company was awarded a First Place Best New Product award, in the category of Family Entertainment Center Ride/Attraction for the Company's STARGATE themed game system.

         Telemarketing. The Company's telemarketing activities consist of responding to inquiries and contacting potential customers from names obtained at trade shows. The Company also utilizes various other lists acquired from industry organizations and developed by others for its telemarketing activities. These activities are conducted by the Company's sales and marketing personnel.

         Direct Mail. Management believes that direct mail efforts support sales of systems and promote revenue participation activities, as direct mail may be aimed at highly focused target markets. The Company utilizes a number of mailing lists from different amusement industry sources. The Company also has special lists prepared from time to time for certain promotions or to target specific markets.

         The Company plans to make additional mailings to very specific markets such as to military entertainment service buyers. It is also planned that sales letters will be sent out in locations where the Company is participating in trade shows to encourage meeting with potential operators and to demonstrate the Company's products.

         Public Relations. To enhance name and brand recognition, engender customer loyalty and quickly disseminate news of product development and offerings, the Company has employed a public relations firm which will be responsible for generating stories in print and broadcast media about the Company and its Laser Storm(R) game systems.

         The Company has sales video tapes which contain information on the Company's thematic games (Circuit Commandos(TM) and STARGATE), professional exit interviews, owner/operator sound bytes, entertainment statistics and imagery that are intended to appeal to landlords, entrepreneurs, potential operators and the general public. The Company is also preparing a television commercial which will feature the reactions of families exiting a typical Laser Storm(R) game facility intercut with flash cuts of family play.

         Credit. Within the past 18 months, the Company has established arrangements with various leasing companies to consider lease financing for the Company's customers. All require an advance payment and can finance leases in principal amounts ranging between $10,000 and $150,000, with terms varying from 24 to 72 months. Lease terms and dollar amounts will vary based on the creditworthiness of the applicant and no assurance can be given that any applicant will be approved.

Competition

         In general, the Company faces competition from numerous other companies in the entertainment and amusement industry and more specifically from other providers of laser tag game systems.

         The Company believes that its current success has been due to an emphasis on thematic game environments and the simplicity of its electronics, which are combined to provide games that are exciting and fun to play, yet challenging.

         Because the laser tag game market is in its infancy and growing, management anticipates that additional competitors are likely to enter the market. To remain competitive, the Company intends to offer enhanced products (price competitive, thematically unique) and to expedite its domestic sales growth to enter and expand in markets as quickly as possible within the limits of economic and personnel resources. The Company believes that the games its competitors produce generally are more complicated to play than Laser Storm(R) games, are more costly and complex to maintain and are more difficult to modify. There is no assurance that the Company will be able to sustain a competitive position for its products.

Manufacturing; Customer Service

         The Company typically manufactures and builds game systems to order and generally maintains an inventory of raw materials, finished goods and product held for replacement which totalled approximately $977,896 at December 31, 1996. During 1996, the Company increased its inventories in anticipation of opening additional Company owned and operated Laser Storm(R) game facilities.

         The Company currently outsources the fabrication of the game system components to multiple vendors. Virtually every component is either multi-sourced or has multiple sources available. The exception involves plastic blaster shells and plastic headset parts, which are fabricated from injection molds. While there are any number of injection molders available, the Company only has one multi-cavity mold for each of these components. Therefore, the Company only uses one source of supply at a time for components using plastic shells. Upon receipt of the components from various vendors, Company personnel configure the "systems" to suit each customer's needs. Currently, the Company offers system configurations ranging in size from 12- to 48-player units which can accommodate a variety of peripheral components such as target pods.

         With the exception of turn key arenas which are provided by a third party manufacturer, arena barriers are printed by outside vendors, then cut and assembled in the Company's Denver facility. The Company provides CAD/CAM generated three dimensional renderings of proposed arena layouts to the facility operator, and, once approved, the facility is constructed by the owner/operator. After construction, the Company personnel install the game system components at the facility site for a moderate installation charge which covers the Company's costs.

         The Company currently provides annual maintenance contracts for a per play charge of from $0.10 to $0.15. The Company offers a 90-day factory warranty period and assesses surcharges for obvious abuses of equipment. The Company believes it excels in the areas of customer service and warranty repair, offering 24-hour customer service access and overnight advanced shipment to replace failed components. The Company strives to assure its operators that it will keep all equipment serviceable and has generated a database program capable of tracking each facility operator and the operator's repair history. This information is intended to direct research efforts to replace parts that commonly fail and to forecast the Company's parts and warranty service requirements. One of the facts learned by reviewing operator service reports was a high rate of "No Problem Found" ("NPF") components. In an effort to eliminate NPF returns, management has increased both its customer service and installation training and now is charging customers for NPF returns. Management believes that these efforts will allow most NPF problems to be resolved by the operator.

         Customer  service   representatives  are  also  encouraged  to  provide
operators with marketing information, such as industry trends and operations techniques, and to apprise operators of new Company product offerings.

Governmental Regulation

         Various   state  and  federal  laws  define  and  govern  the  sale  of
"franchises" and "business opportunities." These laws require, among other things, that sellers of franchises and business opportunities register the offering of such sales and provide prescribed written disclosures to potential purchasers. State franchise laws provide customers who have been sold franchises in violation of such laws recourse against the franchisor, including rescission of the purchase agreements with the franchisor. In addition, federal and state laws prescribe remedies against sellers of franchises and business opportunities, consisting of fines, penalties, injunctions, or a combination of these, being levied against the sellers of franchises and business opportunities. Management believes that sales of Laser Storm(R) game systems are not subject to such laws. If a determination were made that franchise or business opportunity laws and regulations are applicable to the Company and customers or governmental regulators were successful in prosecuting actions against the Company, there could be a material adverse effect on the Company selling its Laser Storm(R) game systems in a particular market or in general and, depending upon the remedies imposed against the Company, there could be a material adverse effect on the Company's business, operating results and financial condition.

         The Department of Corporations of the State of California ("Department") has reviewed the issue as to whether or not the prior sales by the Company of Laser Storm(R) game systems in California may have involved the sale of "franchises" under the California Franchise Investment Law ("Act"). No formal determination was issued by the Department after such review. The Company then sought an interpretive opinion pursuant to Section 31510 of the Act as to whether proposed future sales by the Company of Laser Storm (R) game systems in California would constitute the sale of "franchises" under the Act. The Department declined to issue an interpretive opinion because the response might impact a past transaction. The Department did offer the Company informal guidance as to whether the sale of Laser Storm(R) game systems in California would constitute the sale of "franchises" under the Act. Until the matter can be resolved with the Department or through administrative or legal proceedings, the Company will prohibit future purchasers of Laser Storm(R) game systems in

California from using the Company's trademark in connection with the Company's game systems. Although the Company can provide no assurances in this regard, the Company does not believe that prohibiting future purchasers from using the Company's trademarks in California will limit future sales by the Company in California.

         To date, the Department has not indicated to the Company what, if any, action the Department will take against the Company if the Department determines the Company's prior sales in California involved the sale of "franchises" under the Act. Such actions may include instituting proceedings to enjoin the Company from violating the Act or to force the Company to comply with the Act, to seek restitution or disgorgement or damages on behalf of any persons that the Department may deem to have been injured by the Company's sales or to seek penalties, including a penalty of up to $2,500 for each violation of the Act. If persons who purchased the Company's Laser Storm(R) game systems in California believe that the sale to them by the Company violated the Act, such persons may be able to sue the Company for damages caused thereby or for rescission, if they believe the violation was willful. In such event, the Company may have the right to offset any such claim by the amount of any income realized by such persons from their operation of the game systems. At this time, the Company has not been threatened with any suit for violation of the Act by any person who purchased the Company's Laser Storm(R) game systems. There are no assurances that the Company will not be threatened with such suits in the future. If a claim for damages or rescission were brought against the Company or if the Company deemed it otherwise appropriate to offer rescission to previous purchasers of the Company's Laser Storm(R) game systems in California, the Company. Upon making any such purchase, the Company would either continue to operate the Laser Storm(R) game facility or utilize the equipment to open a new Laser Storm(R) game facility.

         No assurance can be given that other jurisdictions will not review the Company's activities to determine whether or not they deem such activities to involve the sale of "franchises" or "business opportunities." As of December 31, 1996, there were 11 Laser Storm(R) game systems that had been sold in California.

Research and Development

         During the two fiscal years ended December 31, 1996, and 1995, the Company spent an estimated $321,000 and $140,000, respectively, on research and product development. None of the cost of such research and development is borne by the Company's customers.

Environmental Laws

         Compliance with federal, state and local environmental laws does not have a measurable cost or effect on the Company's business.

Financial Public Relations

         The Company has entered into an agreement with Michelson Group, Inc. ("Michelson") pursuant to which Michelson is to provide financial public relations to the Company. The agreement is to be in effect until October 28, 1997. The Company pays Michelson monthly fees of $6,000 and has granted Michelson an option to purchase 100,000 shares of the Company's Common Stock at a price of $2.25 per share.

Employees

         As of March 28, 1997, the Company had 45 full-time employees and 42 part-time employees. The Company's employees are not unionized.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company leases approximately 26,350 square feet of office and warehouse space pursuant to a lease which expires on January 31, 2006. The lease requires base rental payments of $20,645 per month for the first 36 months with increases thereafter tied to the Consumer Price Index. Robert J. Cooney, the Company's Chairman of the Board and Chief Executive Officer, has individually guaranteed the obligations of the Company under the new lease until December 31, 2000. The Company also leases space for the Company owned Laser Storm(R) game facilities. See Note 7 of Notes to Financial Statements.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not involved in any litigation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Market Information. The Company's Common Stock has been quoted on the Nasdaq Small-Cap Market under the symbol LAZR, only since April 23, 1996. For the period from April 23, 1996 to June 30, 1996, the high and low bid prices of the Common Stock were $4.25 and $2.91, respectively. For the period from July 1, 1996, to September 30, 1996, the high and low bid prices of the Common Stock were $3.50 and $2.13, respectively. For the period from October 1, 1996, to December 31, 1996, the high and low bid prices of the Common Stock were $2.875 and $0.625, respectively.

         Holders. As of February 28, 1997, the Company had 53 holders of record of the Company's Common Stock.

         Dividends. To date, the Company has neither declared nor paid any dividends on its Common Stock, nor does the Company anticipate that dividends will be paid on its Common Stock in the foreseeable future. The Company's board of directors presently intends to cause the Company to follow a policy of retaining earnings, if any, for the purpose of expanding the business of the Company. Any future determination to pay dividends on the Common Stock will depend on the Company's results of operations, financial condition and capital requirements. No assurance can be given that any holder of Common Stock will receive any cash, stock or other dividends in respect of the holder's shares of Common Stock.

         The  following  is  information   with  respect  to  all   unregistered
securities sold by the Company within the past three years:

         (a) Since the inception of the Company, the Company has issued 1,601,250 shares of Company's Common Stock to nine persons who at the time were either officers, directors and/or employees of the Company. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). The facts relied upon for such exemption are that the purchasers had full information available to them concerning the Company because of their relationships to the Company and did not need the protection afforded by the registration provisions of the Securities Act and the certificates representing the shares of Common Stock issued have an appropriate restrictive legend under the Securities Act typed thereon and are restricted from transfer. No underwriters were involved in connection with the issuances of the 1,601,250 shares of Common Stock.

         (b) In October 1995, Company completed a private placement of 140,000 shares of Series A 12% Convertible Cumulative Preferred Stock ("Series A Stock") for a total offering price of $700,000. The Series A Stock was sold in reliance upon the exemption from registration provided by Section 4(6) of the Securities Act and Regulation D promulgated thereunder. The facts relied upon for such exemption are that the 16 purchasers represented that they acquired the securities for their own accounts for investment purposes only and not with the present intent of distributing or reselling the Series A Stock and that they were accredited investors as such term is defined in Regulation D and a Form D was timely filed. The Series A Stock certificates had an appropriate restrictive legend under the Securities Act typed thereon and were restricted from transfer. The firm of Laidlaw Equities, Inc. sold the Series A Stock as agent for the Company and was paid a commission of $70,000 and a nonaccountable expense allowance of $21,000. In April 1996, all Series A Stock was converted into shares of Common Stock and Warrants to purchase shares of Common Stock. Such issuances were made by the Company in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

         (c) Effective August 9, 1995, the Company issued one accredited person an option to purchase 50,000 shares of the Company's Common Stock as a part of the compensation payable to the person pursuant to a consulting agreement between the Company and the person. The option was issued in reliance upon the exemption from Registration provided by Section 4(2) of the Securities Act. The facts relied upon for such exemption are that the person had full information available to him concerning the Company because of his relationship with the Company and did not need the protection afforded by the registration provisions of the Securities Act. Further, the option is nontransferable other than pursuant to the laws of descent and distribution. No underwriters were involved in connection with the issuance of the option.

         (d) The Company has issued stock options to the Company's employees and non-employee directors to purchase shares of Company's Common Stock. No consideration was paid by the employees or directors for such options and Company does not consider that any sales occurred as a result of the issuances of such options.

         (e) In February 1996, Company completed a private placement of 200,000 shares of Series B 12% Convertible Cumulative Preferred Stock ("Series B Stock") for a total offering price of $1,000,000. The Series B Stock was sold in reliance upon the exemption from registration provided by Section 3(b) of the Securities Act and Rule 504 of Regulation D promulgated thereunder. The facts relied upon for such exemption are that the 26 purchasers represented that they acquired the securities for their own accounts for investment purposes only and not with the present intent of distributing or reselling the Series B Stock and that they were accredited investors as such term is defined in Regulation D and a Form D was timely filed. The Series B Stock certificates had an appropriate restrictive legend under the Securities Act typed thereon and were restricted from transfer. The firms of Laidlaw Equities Inc. and Rocky Mountain Securities and Investments, Inc. sold the Series B Stock as agents for the Company and were paid commissions of $86,000 and $14,000, respectively. In April 1996, all Series B Stock was converted into shares of Common Stock and Warrants to purchase shares of Common Stock. Such issuances were made by the Company in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

         (f) Effective February 9, 1996, the Company agreed to issue one corporation an option to purchase 175,000 shares of the Company's Common Stock as a part of an agreement to settle a lawsuit. The option was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The facts relied upon for such exemption are that the corporation represented that it was an accredited investor and did not desire any further information concerning the Company. Company believes the corporation did not need the protection afforded by the registration provisions of the Securities Act. No underwriters were involved in connection with the issuance of the option.

         (g) In July 1996, Company issued 32,500 shares of Company's Common Stock to one person in connection with the purchase by the Company of the assets of Laser Storm of Longmont, Inc. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and the facts relied upon for such exemption are that the purchaser had full information available to him concerning the Company, did not need the protection afforded by the registration provisions of the Securities Act and the certificate representing the shares of Common Stock issued has an appropriate restrictive legend under the Securities Act typed thereon and is restricted from transfer. No underwriters were involved in connection with the issuance of the 32,500 shares of Common Stock.

         (h) In October 1996, Company issued an option to purchase 100,000 shares of Company's Common Stock to one corporation pursuant to a financial public relations agreement. The option was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The facts relied upon for such exemption are that Company believes the corporation did not need the protection afforded by the Securities Act. No underwriters were involved in connection with the issuance of the option.

         (i) In November 1996, Company issued 35,625 shares of Company's Common Stock to one person in connection with the purchase by the Company of the assets of Ridgeworld North, Inc. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The facts relied upon for such exemption are that the purchaser had full information available to it concerning the Company, did not need the protection afforded by the registration provisions of the Securities Act and the certificate representing the shares of Common Stock issued has an appropriate restrictive legend under the Securities Act typed thereon and is restricted from transfer. No underwriters were involved in connection with the issuance of the 35,625 shares of Common Stock.

         (j) Between July and December 1996, four employees of the Company exercised stock options to purchase 30,500 shares of the Company's Common Stock. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The facts relied upon for such exemption are that the purchasers had full information available to them concerning the Company, did not need the protection afforded by the registration provisions of the Securities Act and the certificates representing the shares of Common Stock issued have an appropriate restrictive legend under the Securities Act typed thereon and are restricted from transfer. No underwriters were involved in connection with the issuance of the 30,500 shares of Common Stock.

         (k) The Company has stated one exemption from registration relied upon in each of the issuances of unregistered securities described in paragraphs (a) through (c) and (e) through (j). Other exemptions from registration may have been available with respect to some or all of such issuances. The Company reserves the right to assert in the future any or all other exemptions from registration which were available with respect to such issuances.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

Liquidity and Capital Resources

         The Company's operations used cash flow of $4,023,153 for the year ended December 31, 1996, and used cash flow of $104,404 for the year ended December 31, 1995. Cash flow was used during 1996 to fund the loss of $2,745,866 which occurred primarily in the fourth quarter. The operating loss in 1996 negatively impacted the Company's liquidity position, however the Company does still maintain over $750,000 in working capital and over $3,300,000 in stockholders equity. A large portion of the loss in 1996 was the result of some non-recurring issues such as: the development and introduction of a new themed game ($460,000), the investigation of potential acquisitions ($250,000), severance and termination costs ($249,000) and bad debts associated with the return of equipment from a single independent operator ($120,000). Additionally, the Company incurred over $550,000 in costs associated with identifying and opening Company-owned and operated facilities, several of which will open in 1997. A substantial portion of these costs are not necessarily recurring in 1997. To address the losses in 1996 the Company reduced its corporate headcount by approximately 50%. Annualized salaries were reduced by approximately $1 million and the non-recurring costs discussed above are not planned for in 1997. The Company is pursuing financial alternatives to assist in its working capital needs as well as capital that will be required to open additional Company-owned facilities. If such financing does not occur, management believes it will still have adequate cash flow to sustain operations through 1997, but will not be able to realize its objectives of diversifying more into Company-owned and operated facilities.

         The Company funded $1,408,110 in sales made through an extended term financing program offered beginning in the second quarter of 1996. In October 1996, the Company entered into an agreement with a financial institution which purchases certain notes receivable under the Company's extended terms program. The financial institution determines the credit worthiness of the customer and then, if appropriate, purchases the receivables at a price which results in a fixed yield (14% as of December 31, 1996). As of December 31, 1996, the Company had sold a principal amount of $116,918 of these notes to this financial institution and had a principal amount of $1,169,745 of these notes that remained unsold. As of December 31, 1996, the Company does not have the working capital to internally finance future sales through this type of financing. However, the Company has been able to establish alliances with external financial institutions in order to make financing options available to it's customers.

         The Company also increased its inventory by $535,351 in anticipation of stronger sales and the opening of Company-owned and operated facilities. While 1996 sales were not as strong as originally expected, this inventory is available for future sales and will help cash flows in 1997.

         Capital expenditures for the year ended December 31, 1996 were $1,763,117 compared to $194,858 for the year ended December 31, 1995. The Company opened four Company-owned and operated facilities in 1996. The capital requirements necessary to acquire and open the four facilities was approximately $1,300,000. The Company also purchased and upgraded a trade show booth for $207,000. The booth was used to present the new Marvel Comics X-Men laser tag arena at the IAAPA show in November 1996 and maybe used for future trade shows. Additionally the Company purchased $175,000 of office furniture and equipment to accommodate the corporate staff increases and incurred $82,000 in leasehold improvements for the new facility which the Company moved into in February 1996.

         Financing activities provided $5,982,176 of cash flow for the year ended December 31, 1996 and provided $377,022 of cash flow for the year ended December 31, 1995. In February 1996, the Company completed the sale of 200,000 shares of Series B 12% Convertible Cumulative Preferred Stock and received proceeds of $900,000. In April 1996, the Company completed the public sale of 1,495,000 units at $4.00 per unit. Each unit sold consisted of one share of common stock and one warrant. Proceeds from the sale were $5,202,600. Offering costs associated with common and preferred stock financings were $320,362 in 1996 and $311,211 in 1995.

         The Company also entered into a $200,000 capital lease arrangement to assist in the financing of one of its Company-owned facilities that opened in November 1996. The Company will require additional capital to finance future Laser Storm(R) game facilities. Although no assurance can be given that financing will be available on terms acceptable to the Company, the Company may seek additional funds, from time to time, through public or private debt or equity offerings, bank borrowings or leasing arrangements.

         The Company has entered into the following financial commitments in anticipation of continued growth from ongoing operations and in Company-owned and revenue participation Laser Storm(R) game facilities:

                  In 1995, the Company entered into a ten year lease for new office, warehouse and assembly space, the term of which began in March 1996. Annual commitments under the lease will be approximately $248,000, with periodic escalation beginning in 1999. This annual commitment was made to accommodate the Company's continued growth. With the restructuring that took place during the fourth quarter of 1996 the Company feels it has the capacity available to which it may be able to sublease part of its corporate headquarters without compromising administrative or operating functions.

                  The Company has employment agreements with two of the Company's executive officers which provide aggregate annual compensation of $300,000 in 1997 and $225,000 in 1998. The agreements may be terminated by the Company without cause upon 30 days notice. In the event of a termination without cause, the Company would be required to pay 100% of the remaining payments until expiration of the agreement with the Company's chief executive officer and for a six-month period for the president. The Company entered into the employment agreements with the two executives to formalize their employment status at existing salary levels.

         In July 1996, the Company purchased an existing Laser Storm(R) game center located in Longmont, Colorado from unaffiliated persons. The total consideration was $160,000, which was paid at closing by paying $30,000 in cash and by paying the balance of $130,000 by issuing 32,500 shares of the Company's common stock to one of the sellers. Pursuant to the terms of the purchase agreement, the Company registered the 32,500 shares for resale. The seller has until May 2, 1997 to sell the shares. If by May 2, 1997 the seller has sold all or a portion of the shares for less than $130,000, the Company will immediately pay the seller the difference between the sales price of the shares and $130,000. Any remaining shares will be returned to the Company. If the sales price of the shares sold is more than $130,000, the Company has no further obligation to the seller and the seller is entitled to retain any unsold shares. In connection with the purchase, the Company also loaned the seller approximately $46,380 to pay seller's bank loan. The loan is evidenced by a promissory note, and is secured by a first in priority interest in the shares. All proceeds from the sales of the shares shall be applied first to retiring the loan.

         In November 1996, the Company purchased an existing Laser Storm(R) game center located in Coral Springs, Florida from unaffiliated persons. The total consideration was $300,000, which was paid at closing by paying $142,500 in cash, the cancellation of a $15,000 receivable and by paying the balance of $142,500 by issuing 35,625 shares of the Company's common stock. Pursuant to the terms of the asset purchase agreement, the Company registered the 35,625 shares for resale. The seller has until June 1, 1997 to sell the shares. If by June 1, 1997 the seller has sold the shares for less than $142,500, the Company will immediately pay the seller the difference between the sales price of the shares and $142,500. Any remaining shares will be returned to the Company. If the sales price is more than $142,500, the Company has no further obligation to the seller and the seller is entitled to retain any excess shares or purchase price.

         As of March 31, 1997, the closing price of the Company's common stock was $0.44 per share. Based upon this price the Company is expecting to pay approximately $195,000 to satisfy the agreements on both the Longmont and Coral Springs agreements.

Results of Operations

         Overview

         The Company's primary source of revenue has been from the sale of Laser Storm(R) game systems, including arenas. The Company's systems consist of an "electronics platform" comprised of various components, including blasters, controllers, headsets, targets, infrared data links and a computer with operating software. The arenas consist of themed, moveable or fixed barriers, props and, in most cases, lighting and sound packages. The Company contracts third-party manufacturers to assemble the system electronics and incurs labor costs mainly upon final configuration of the systems and system software. With the exception of turn key arenas, which are provided by a third-party manufacturer, the arena components are final assembled by the Company.

         Utilizing part of the proceeds from the initial public offering in April, 1996, the Company intended to either acquire existing and/or open new Laser Storm(R) game facilities. As of December 31, 1996, the Company had acquired two facilities and opened two new facilities. Revenues from the Company owned and operated facilities for 1996 were $268,129. Additionally, the Company had revenues of $144,426 from its revenue sharing arrangements.

         The Company has a warranty program under a renewable annual contract whereby customers pay a monthly usage fee. Historically, the Company's total revenue under this program has not been significant (i.e., less than 7% of total revenue). The Company has incurred a marginal financial loss from this program, but believes it is beneficial for continuing customer satisfaction. Management has recently implemented a program of increasing fees charged for warranty work and believes that the program will result in less of a loss for the year ending December 31, 1997. The Company also provides its customers with a 90-day material defects warranty on all system components.

         1996 compared to 1995

         Net Sales from Laser Storm(R) Game Systems and Related Revenues

         Net sales from laser tag game systems and related revenues for the year ended December 31, 1996 increased by 1.5% to $5,487,899, as compared to $5,408,745 for the year ended December 31, 1995. The marginal increase was primarily due to increases in warranty sales. The Company offers a warranty program to its customers whereby the customer is charged a fee based upon the number of games played per month. The number of customers participating in this program increased from 64 at December 31, 1995 to 115 at December 31, 1996. The increase in the number of participating customers is the result of additional system sales made during 1996 and efforts to convert existing customers to this program.

The number of systems sold in 1996 declined approximately 17.2% compared to 1995, however revenues from the sales were only 0.6% lower than the revenues from system sales in 1995. The primary reason for revenues being marginally lower on 17.2% fewer number of systems sold was the average system sales price increased from $80,000 in 1995 to $96,000 in 1996. The increase in the average system sales price resulted from more customers purchasing the themed arenas offered by the Company. The Company has developed five themes through the efforts of its design and marketing staff as well as through the acquisition of two intellectual property rights. A specific breakdown of net sales is as follows:

                                                  December 31,
                                                  -------------
                                            1995                    1996
                                            ----                    ----

     System and Arena Sales              $5,107,258              $5,078,832

     Warranty Sales                         285,983                 386,407

     Accessories Sales                       15,504                  22,660
                                          ---------               ---------

     Net Sales                          $5,408,745              $5,487,899



         The Company introduced a financing program during the quarter ended June 30, 1996 which accounted for 38.5% of net sales for the year ended December 31, 1996. This program required a 30-40% down payment with the balance financed over 24 months. The Company believes this program was a necessity to meet the increased pressure from the growing number of competitors offering aggressive sales and financing programs.

         System sales are cyclical during the calendar year, with most sales typically occurring in the third quarter, and the least number of sales usually occurring in the first quarter. Management believes that the increased sales during the third quarter are primarily attributable to desires of customers to upgrade their indoor entertainment facilities prior to the Thanksgiving and
Christmas holiday seasons. Third quarter 1996 sales were $2,160,777, representing 39.4% of net sales for the year ended December 31, 1996. This compares to third quarter 1995 sales of $1,856,088, representing 33.8% of net sales for the year ended December 31, 1995. Fourth quarter 1996 sales were only $525,710, representing 9.6% of net sales for the year ended December 31, 1996. This compares to the fourth quarter 1995 sales of $1,394,362, representing 25.8% of net sales for the year ended December 31, 1995. Management believes that there has been a decline in capital purchasing within the family entertainment center industry. Management also believes that the decline began in the middle of 1996, which necessitated the attractive financing packages offered by the Company during the second and third quarters. Net sales during the fourth quarter of 1996 were at the lowest level in over two years and came after a record setting third quarter of $2,160,777.

         Net Sales from Retail Operations

         The Company opened four Company-owned Laser Storm(R) game facilities during 1996 and is currently involved in seven revenue participation facilities. Net sales from retail operations for the year ended December 31, 1996 increased to $410,312 compared to $68,404 for the year ended December 31, 1995. This increase is primarily the result of the sales generated by the four new Company-owned facilities. Subsequent to year end the Company opened one additional facility and management expects to open six more facilities by the end of the second quarter. The Company will require additional capital to finance the costs of opening these and future facilities. A specific breakdown of net sales from retail operations is as follows:

                                                  Year Ended December 31,
                                                 -----------------------
                                                 1995              1996
                                                 ----               ----

     Company-owned Laser Storm(R)              $  --              $268,129
     Game Facilities

     Revenue Participation Facilities           68,404             142,183
                                               -------             -------

       Net Sales                               $68,404            $410,312

         Net sales from the revenue participation facilities increased 107.9% primarily as a result of the Funplex revenue share facility which is also operated by the Company. The Funplex facility, which is located in the Denver, Colorado metropolitan area, opened in November 1995 and represents approximately 50% of the total sales generated by all seven of the revenue participation facilities in 1996.

         Gross Profit from Laser Storm(R) Game Systems and Related Revenue

         Gross profit from laser tag game systems and related revenue for the year ended December 31, 1996 decreased 2.4% to $3,010,484 as compared to gross profit of $3,085,274 for the year ended December 31, 1995. Gross profit as a percentage of net sales decreased 2.1% during the year ended December 31, 1996 to 54.9% compared to 57.0% for the year ended December 31, 1995.

         The decrease in the gross profit percentage in 1996 is the result of selling three "hardwall" arenas which have lower margins. The hardwall arenas have lower margins because they are manufactured by an independent vendor, rather than by the Company. The hardwall arena is considered a turnkey opportunity for the customer in that it includes the normal themed barriers and other game components as well as carpet, sales counters and sign packages. Without the impact of the hardwall arenas, the Company would have realized a slight improvement in its gross profit percentage. This slight improvement would have been primarily the result of the Company having realized some efficiencies from improved purchasing management and improved assembly processes.

         Gross Profit from Retail Operations

         Gross profit from retail operations for the year ended December 31,1996 increased to $258,651 compared to $39,269 for the year ended December 31, 1995. The increased gross profit in 1996 is the result of opening the four Company-owned Laser Storm(R) game facilities. Two of the four facilities were opened in late July 1996 and the other two in November of 1996. The Company-owned facility sales and operating expense results were in line with management's estimates for the facilities.

         General and Administrative Expenses

         General and administrative expenses ("GA expense") increased by 130.8% to $3,515,768 for the year ended December 31, 1996 compared to $1,523,038 for the year ended December 31, 1995. As a percentage of net revenues (net sales from laser tag game systems and related revenues plus net sales from retail operations) GA expenses increased to 59.6% in 1996 compared to 27.8% in 1995. The increased GA expenses are the result of increased costs associated with the following items:

         Diversification of the business;
         Travel and professional  fees related to the investigation of potential acquisitions;
         Public company reporting requirements;
         Facility expansion;
         Executive personnel additions;
         Increased bad debts provision.

         The Company had previously recognized the attractiveness of the recurring revenues and profitability generated by its independent operators. However, prior to the public offering in April of 1996, the Company did not have the financial resources to open and operate the facilities. Subsequent to the public offering the Company has acquired or opened five facilities. During the year ended December 31, 1996, the Company incurred approximately $550,000 in staffing, travel and set up costs in identifying and opening the Company-owned and operated facilities.

         During the latter half of 1996 the Company entered into discussions with two potential acquisition candidates which would have allowed for the Company to acquire a large Family Entertainment Center ("FEC") and a competitor within the laser tag industry. The acquisition of the FEC would have fit into the long term plan of opening Company-owned facilities and the acquisition of the competitor would have allowed for enhanced technology and diversification of the Laser Storm(R) products. The Company incurred approximately $250,000 in legal fees, accounting fees, travel expenses and other professional costs in connection with the two acquisitions. Letters of intent were drafted and due diligence efforts were nearly completed on both acquisitions. In December 1996, the Company decided to withdraw its offers when the Company's common stock price declined from $1.88 per share to $1.00 per share. The Company was notified in December that the underwriter of its public offering and its primary market maker in its common stock was discontinuing making a market in the Company's common stock in connection with the closing of an office of the market maker.

         The Company incurred increased professional fees, investor relations costs, insurance costs and outside board member fees as a result of its public offering in April of 1996. The public reporting requirements required additional accounting and legal fees to be incurred. The Company also hired an investor relations firm to assist in establishing and maintaining adequate communications to its shareholders. The above costs were approximately $270,000 higher in 1996 than in 1995.

         The Company moved into a new facility in February 1996. The rent costs for the new facility along with the associated costs of utilities, telephone, repairs, maintenance and other costs increased by approximately $300,000 in 1996. The Company moved from a 17,500 square foot facility into the current facility which has approximately 26,350 square feet. The increased space has been utilized to allow for more efficient production and warehousing efforts as well as office space for the additional staffing required to support opening Company-owned and operated facilities.

         Executive compensation in 1996 increased by approximately $226,000 with the addition of a Vice President of Retail Operations and a Vice President of Marketing and Product Development in December of 1995. Additionally the Company hired a Vice President of Real Estate and Construction in October of 1996. All three of these positions were eliminated during a staff restructuring that began in December 1996.

         The Company increased its provision for bad debts during 1996 by approximately $193,000. A portion of the 1996 bad debts provision resulted from notification by a customer of the return of equipment as a result of the customer's inability to place the equipment in an acceptable location. Additionally, the Company had a number of smaller receivables which were determined to be uncollectible and were written off in 1996.

         Selling and Marketing Expenses

         Selling and marketing expenses ("SM expenses") increased $809,309 or 98.6% to $1,629,780 for the year ended December 31, 1996, compared to $820,471 for the year ended December 31, 1995. The primary reason for the increase was the marketing of the Company's newest themed arena, Marvel Comics X-Men laser tag. In July 1996, the Company entered into a license agreement with Marvel Characters, Inc. to utilize the characters of the popular comic book and cartoon series X-Men. The Company increased its marketing, advertising and trade show expenditures by over $350,000 in order to present the X-Men arena and game at the International Association of Amusement Parks and Attractions ("IAAPA") show in November 1996. While the presentation and game were well received by game players, many of the independent operators considered the Company's proposed selling price to be too high. Rather than sacrifice a portion of the gross margin for this product, the Company has decided to initially utilize this licensed theme in its Company-owned facilities rather than sell it to the independent operators. Management believes the well known recognition of the Marvel Comics X-Men characters and the new game features which were developed for the X-Men laser tag theme, will help the Company-owned facilities establish a separate identity from the Company's independent licensed operators. The first X-Men laser tag facility owned and operated by the Company is expected to open in May 1997.

         The Company also increased its marketing staff expenditures by over $200,000 in an effort to support the introduction of the X-Men game as well as to support the rollout of Company-owned facilities. Additionally, the Company's sales department salaries increased by approximately $190,000. The increase was the result of adding additional sales and sales support staff With the increased number of competitors entering the market place, it was felt the Company needed to increase its sales presence with the independent operators..

         Severance and Termination Costs

         Late in the fourth quarter of 1996 the Company recognized that there was going to be a significant decline in sales. Accordingly, management decided to reduce the Company's workforce. In December 1996, the Company concluded its internal evaluation of its corporate overhead requirements and reduced its staff by approximately 25% and again in February 1997 by approximately another 25%. As a result of these staff reductions the Company terminated the employment contracts with three of its executive officers. These individuals had employment contracts with the Company which allowed for six month severance packages. The Company accrued approximately $195,000 in severance and termination costs for these three agreements during the fourth quarter of 1996. In accordance with the terms of the three employment agreements, $115,000 in compensation will be paid to two of the executives by June 30, 1997, and $50,000 in compensation will be paid to the third executive by July 31,1997.

         Product Development Costs

         Product development costs increased by 129.1% to $320,671 for the year ended December 31, 1996, compared to $139,979 for the year ended December 31, 1995. As a percentage of net revenues, product development costs increased to 5.4% for the year ended December 31, 1996 compared to 2.6% for the year ended December 31, 1995. These increases are primarily the result of staffing and design consulting fees incurred to develop the new game features for the Marvel Comics X-Men laser tag game as well as to enhance the Company's current electronics platform.

         Contingent Settlements

         In December 1995, the Company was served with two lawsuits. The Company's legal counsel was retained and believed the Company had a defendable position; however, to avoid extensive litigation, the Company entered into settlement agreements with both parties. Also, in January 1996, a court ruled that the Company must pay a former employee approximately $90,000. Therefore, at December 31, 1995 the Company accrued a total of $270,000 in connection with the settlements and the court ruling.

         Operating Income (Loss)

         The Company incurred an operating loss of $2,743,561 for the year ended December 31, 1996 compared to operating income of $254,872 for the year ended December 31, 1995. Most of the loss incurred during 1996 occurred during the fourth quarter. The decline in sales and many of the GA and SM expenditures that occurred during the fourth quarter resulted in a $2,624,228 loss for the quarter. Management responded to the fourth quarter performance by reducing its corporate overhead beginning in December 1996. As a result of the unpredictable nature of the system sales cycle and the recurring revenue opportunity presented by opening Company-owned facilities, management feels the Company must continue to move in the direction of becoming primarily a facility owner and operator. Subject to obtaining sufficient financing, delays that may be encountered in obtaining suitable locations and in construction, management is planning to open up to 22 new Company-owned and operated facilities during 1997.

         Depreciation and Amortization

         Depreciation and amortization increased from $116,183 for the year ended December 31, 1995 to $297,709 for the year ended December 31, 1996. The increase is primarily the result of the capital expenditures made related to the opening and acquisition of the four Company-owned and operated facilities.

         Loss on Disposal of Equipment

         The Company recognized a loss of $86,934 in 1996 on the disposal of two inflatable arenas. One of the arenas had been used in a revenue sharing facility and the other used as demonstration equipment for trade shows.

         Interest Income

         Interest income increased from $2,282 for the year ended December 31, 1995 to $97,202 for the year ended December 31, 1996. The increase was primarily the result of interest income earned on the investment of funds generated from the public offering in April 1996.

         The foregoing discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. Such statements are dependent on certain risks and uncertainties including such factors among others as, construction delays that may be encountered in opening new stores, market or customer acceptance, market demand, entertainment product introductions, competition, pricing, changing regulatory environment, changing economic conditions, risks in new product and service development, the effect of the Company's accounting policies and other risk factors. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements are attached following the Signature Page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EX-CHANGE ACT

         The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each director serves a one year term and until the director's successor is elected or until the director's death, resignation or removal.

                                                        Officer
                                                         and/or
Names of Executive                                      Director
Officers and Directors                   Age              Since          Position
----------------------                   ---            --------         --------

Robert J. Cooney...................       33              1990           Chairman of the Board, Chief
                                                                         Executive Officer and Director

William R. Bauerle.................       46              1994           President, Chief Operating Officer,
                                                                         Secretary and Director

John E. McNutt.....................       40              1996           Chief Financial Officer, Treasurer
                                                                         and Director

Frank J. Ball......................       42              1994           Director

Harold Skripsky....................       48              1995           Director

------------------

         Robert J. Cooney has been the Chairman of the Board and Chief Executive Officer of the Company since March 1990 and was the Treasurer of the Company from October 1994 to February 1997. Mr. Cooney was President of the Company from February 1992 to April 1994. From September 1989 to March 1990, Mr. Cooney was a Manager with NBSI Capital Corp., a company which had developed a rudimentary laser tag game.

         William R. Bauerle has been the President and the Chief Operating Officer of the Company since April 1994 and a director and the Secretary of the Company since July 1994. From 1985 to 1994, Mr. Bauerle was President and Director of Asset Development Corporation, a software development and business consulting firm. From 1989 to 1991, Mr. Bauerle was the Executive Vice President and, from 1990 to 1991 was a director, of Analytical Development Corporation, a company which provides a wide range of analytical services to the chemical industry. Mr. Bauerle received a bachelor's degree in business administration from the University of Notre Dame with a major in marketing research.

         John E. McNutt has been the Chief Financial Officer, Treasurer and a director of the Company since February 1997 and was Vice President of Finance from July 1996 to February 1997. From 1981 to July 1996 Mr. McNutt was associated with CAIRE, Inc., formerly Mountain Medical Equipment, Inc., a manufacturer and seller of home health care respiratory equipment, where Mr. McNutt served in various capacities including corporate controller and Vice President of a subsidiary, Mountain Medical Leasing Co. From 1979 to 1991 Mr. McNutt was a staff accountant with Dewey A. Rippy, CPA. Mr. McNutt is a certified public accountant with over 15 years experience in corporate and manufacturing accounting and finance including public accounting. His responsibilities have included designing and implementation of manufacturing accounting systems, development of budgeting and forecasting systems, corporate taxation, directing external audits and financial reporting to the Securities and Exchange Commission. Mr. McNutt received a bachelor of science degree in business administration, accounting from Colorado State University.

         Frank J. Ball has been a director of the Company since October 1995 and was Vice President of Manufacturing of the Company from November 1996 to December 1996, Executive Vice President of the Company from November 1994 to October 1996 and General Counsel of the Company from inception of the Company until October 1996. From 1989 to the present, Mr. Ball has also been engaged in the private practice of law focusing on trial work regarding domestic relations, criminal and commercial litigation. Mr. Ball received a bachelor's degree in marketing and organizational management from the University of Colorado, masters degrees in business administration and public administration, and a Juris Doctor degree from the University of Denver.

         Harold Skripsky has been a director of the Company since October 1995. Mr. Skripsky has been engaged in the restaurant and entertainment business since 1973. Since February 1996, Mr. Skripsky has been the owner and operator of The Enchanted Castle, a theme oriented restaurant and entertainment center which he co-founded and owned from 1981 to 1993. In 1993, Mr. Skripsky sold the Enchanted Castle to Discovery Zone. From 1993 to February 1996, Mr. Skripsky was Vice President of Operations for the Family Entertainment Center Division of

Discovery Zone where he has headed special projects and new concepts for the Discovery Zone Fun Centers and corporate operations. Discovery Zone filed for reorganization under Chapter 11 of the United States Bankruptcy Code in March 1996. From 1981 to 1992, Mr. Skripsky was engaged in the development, ownership and operation of family style restaurants, including the development and opening of the Enchanted Castle, a theme-oriented restaurant and entertainment center. In 1993 Mr. Skripsky expanded Enchanted Castle and included a 32-player live action laser game from Q-Zar. Mr. Skripsky is a director for the International Family Entertainment Center Association and is a member of a number of other industry organizations. He received his bachelor of science in business and marketing from Northwest Missouri State University.

         There are no family relationships among any of the officers or directors of the Company.

         The Company has purchased insurance in the amounts of $1,000,000 and $532,258 on the lives of Robert J. Cooney and William R. Bauerle, respectively. At death or surrender of the policies, the Company will recover its cumulative share of the premiums paid for the cash values (in the case of surrender) or the death benefit (in the case of death). The employees or their beneficiaries are entitled to receive cash values in excess of the cumulative premiums (in the case of policy surrender) or the death benefit in excess of cumulative premiums. The Company has also obtained key man life insurance in the amounts of $2,000,000 each on the lives of Messrs. Cooney and Bauerle, respectively. The Company is the sole beneficiary of this insurance.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission and the National Association of Securities Dealers concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

         Based on a review of the copies of such forms furnished to the Company and written representations from the Company's officers and directors, the Company believes that all of the Company's officers and directors have made all filings required under Section 16(a) on a timely basis during the year ended December 31, 1996, except for James E. Johnson, a former officer of the Company who was late in filing his Form 3.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the fiscal years ended December 31, 1996, 1995 and 1994, of those persons who were, at December 31, 1996 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company whose annual salary and bonus from the Company exceeded $100,000 for the fiscal year ended December 31, 1996.

                           Summary Compensation Table

                                                                                          Long Term
                                                                  Annual Compensation    Compensation
                                                       --------------------------------- ------------
                                                                                          Securities
Name and Principal                                                         Other Annual   Underlying    All Other
Positions at 12/31/96                          Year     Salary    Bonus    Compensation    Options    Compensation
----------------------------------------    ----------  -------  --------  ------------   ----------  ------------

Robert J. Cooney............................   1996...$ 150,000  - 0 -     $28,942(1)         -0-         None
Chairman of the Board and                      1995...$ 150,000  - 0 -     $24,335(1)         -0-         None
Chief Executive Officer                        1994...$  97,500  - 0 -     $ 3,883(1)         -0-         None

William R. Bauerle..........................   1996...$ 150,000   -0-      $26,681(2)         -0-          -0-
President and Secretary                        1995...$ 150,000   -0-      $21,099(2)       75,000         -0-
                                               1994...$  71,250   -0-      $ 2,934(2)       75,000     $21,727(3)

Eric B. Schwartzman.........................   1996...$ 100,000   -0-        $11,294          -0-          -0-
Vice President of Marketing                    1995...$  -0-      -0-          -0-          75,000         -0-
and Product Development until January 1997     1994...$  -0-      -0-          -0-            -0-          -0-

Frank J. Ball...............................   1996...$ 120,000   -0-        $12,016          -0-      $15,238(6)
Vice President of Manufacturing,               1995...$  45,411   -0-      $ 5,685(5)         -0-      $14,020(6)
Executive Vice President,                      1994...$  -0-      -0-          -0-            -0-      $14,000(6)
Operations and General
Counsel until December
1996, October 1996 and
October 1996, respectively,
and Director

Michael D. Kessler..........................   1996...$ 110,000   -0-      $43,571(7)         -0-          -0-
Vice President of Retail                       1995...$  13,749   -0-          -0-          75,000         -0-
Operations until December                      1994...$  -0-      -0-          -0-            -0-          -0-
1996
------------------

         (1) Includes amounts paid by the Company for automobile expenses ($12,159 in 1996, $8,988 in 1995 and $3,218 in 1994), health club dues ($1,490 in 1996, $1,559 in 1995 and $665 in 1994), life insurance premiums advanced on behalf of Mr. Cooney ($12,110 in 1996 and $12,111 in 1995) and disability insurance premiums ($3,183 in 1996 and $1,677 in 1995). Does not include any value that may have been realized by Mr. Cooney when he used whatever equity there was in a Company automobile as a down payment on a personal automobile. The Company estimates the amount of the equity to be less than $5,000.

         (2) Includes amounts paid by the Company for automobile expenses ($11,637 in 1996 and $7,204 in 1995), health club dues ($250 in 1995 and $660 in
1994), life insurance premiums advanced on behalf of Mr. Bauerle ($11,635 in 1996, $11,635 in 1995 and $1,939 in 1994) and disability insurance premiums ($3,407 in 1996, $2,010 in 1995 and $335 in 1994).

         (3) Represents consulting fees paid to a corporation owned by Mr. Bauerle prior to Mr. Bauerle becoming an employee of the Company.

         (4) Includes amounts paid by the Company for automobile expenses ($11,244 in 1996).

         (5) Includes amounts paid by the Company for automobile expenses ($10,526 in 1996 and $4,605 in 1995), health club dues ($1,490 in 1996 and
$1,080 in 1995).

         (6) Represents amounts paid in legal fees for services rendered by the law firm owned by Mr. Ball.

         (7) Includes amounts paid by the Company for automobile expenses ($8,742 in 1996, health club dues ($1,320 in 1996) and a commission ($33,509 in 1996).

Option Grants in the Last Fiscal Year

         No options were granted by the Company to Robert J. Cooney, William R. Bauerle, Eric B. Schwartzman, Frank J. Ball or Michael D. Kessler during the Company's fiscal year ended December 31, 1996.

Value of Options at December 31, 1996

                                                  Aggregate Fiscal Year End Option Values
                                    -------------------------------------------------------------------------
                                     Number of Securities Underlying Un-        Value of Unexercised In-the-
                                    exercised Options at Fiscal Year End        Money Options at Fiscal Year
                                          Exercisable/Unexercisable             End Exercisable/Unexercisable
                                    ------------------------------------        -----------------------------
Robert J. Cooney...............                      -0-                                     -0-
William R. Bauerle.............                 50,000/25,000                        $40,000/$20,000(1)
Eric B. Schwartzman............                 25,000/50,000                                -0-
Frank J. Ball..................                      -0-                                     -0-
Michael D. Kessler.............                 25,000/50,000                                -0-

----------------------

         (1) The value is based on the closing sale price of $1.00 of the Company's Common Stock on December 31, 1996 minus the exercise price of the options.

         No options to purchase the Company's Common Stock were exercised by Messrs. Cooney, Bauerle, Schwartzman, Ball or Kessler during the Company's fiscal year ended December 31, 1996.

         Until December 31, 1997, the Company has agreed with Laidlaw that the Company will not increase, without shareholder approval, the compensation of Messrs. Cooney and Bauerle by more than an aggregate of 15% per annum above current levels. Subject to the foregoing limitations, the Company may reserve up to 10% of net pre-tax profits over $1,000,000 for bonuses to Company executives and employees.

Employment Agreements

         Messrs. Cooney and Bauerle have employment agreements with the Company. Each employment agreement contains provisions that the employee will not disclose Company confidential information and will not compete with the Company for 24 months after termination of their agreements.

         Mr. Cooney's agreement was effective October 1, 1994, extends through September 10, 1998 and provides for an annual salary of $150,000. Effective February 1, 1997, Mr. Cooney temporarily reduced his annual salary to $100,000. The amount not being paid is being accrued by the Company for later payment. The Company may terminate the agreement with or without cause. If the Company terminates Mr. Cooney's agreement without cause, the Company must continue to pay Mr. Cooney his salary until September 10, 1998.

         Mr. Bauerle's agreement was effective October 1, 1994, extends through September 10, 1998 and provides for an annual salary of $150,000. Effective February 1, 1997, Mr. Bauerle temporarily reduced his annual salary to $100,000. The amount not being paid is being accrued by the Company for later payment. The Company may terminate the agreement with or without cause. If the Company terminates Mr. Bauerle's agreement without cause, the Company must pay Mr. Bauerle his salary for six months after the termination.

         Mr. McNutt does not have an employment agreement with the Company. Mr. McNutt receives a salary of $78,000 annually, and was granted options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $2.25 per share. The options vest 25,000 on August 15, 1997, 25,000 on August 15, 1998, and 25,000 on August 15, 1999, and expire on August 15, 2002, August 15, 2003, and August 15, 2004, respectively.

         Each executive officer also receives a $725 per month vehicle allowance and is reimbursed for all other business related expenses.

Termination Arrangements with Former Officers

         Frank J. Ball, the former Executive Vice President and General Counsel of the Company and a Director of the Company had an employment agreement with the Company that was terminated on December 6, 1996. As a result, the Company must pay Mr. Ball his salary and benefits through June 1997.

         Michael D. Kessler, the former Vice President of Retail Operations of the Company, had an employment agreement with the Company that was terminated on December 6, 1996. As a result, the Company must pay Mr. Kessler his salary and benefits through June 1997.

         Eric B. Schwartzman, the former Vice President of Marketing and Product Development, had an employment agreement with the Company that was terminated on

January 16, 1997. As a result, the Company must pay Mr. Schwartzman his salary and benefits through July, 1997.

Amended Stock Incentive Plan

         The Company has adopted an Amended Stock Incentive Plan ("Plan") which authorizes the Company to grant incentive stock options within the meaning of
Section 422A of the Internal Revenue Code of 1986, as amended, to grant nonstatutory stock options and to make restricted stock grants. The Plan relates to a total of 300,000 shares of Common Stock. Options relating to 30,500 shares have been exercised and options relating to 257,580 shares were outstanding at December 31, 1996. The options vest in equal annual installments over a three-year period from their respective dates of grant. The options are exercisable at $0.20 per share for 135,500 shares, $2.00 per share for 28,500 shares, $4.00 per share for 43,500 shares and $2.25 per share for 50,000 shares. The outstanding options must be exercised within five years from the date of vesting and no later than three months after termination of employment, except that any optionee who is unable to continue employment due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

         The Plan requires that the exercise prices of options granted must be at least equal to the fair market value of a share of Common Stock on the date of grant, provided that if an employee owns more than 10% of the Company's outstanding Common Stock then the exercise price of an incentive option must be at least 110% of the fair market value of a share of the Company's Common Stock on the date of grant, and the maximum term of such option may be no longer than five years. The aggregate fair market value of Common Stock, determined at the time the option is granted, for which incentive stock options become exercisable by an employee during any calendar year is limited to $100,000.

         The Plan is to be administered by the Company's Board of Directors or a committee thereof which determines the terms of options granted, including the exercise price, the number of shares of Common Stock subject to the option, and the terms and conditions of exercise. No option granted under the Plan is transferrable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

         Restricted stock grants to employees may also be made under the Plan on such terms and conditions as the Board of Directors or committee determines.

1996 Incentive and Nonstatutory Stock Option Plan

         The Company has adopted, subject to shareholder approval, the 1996 Incentive and Nonstatutory Stock Option Plan ("1996 Plan") which authorizes the Company to grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. The 1996 Plan relates to a total of 1,000,000 shares of common stock. No shares have been exercised and options relating to 25,000 shares are outstanding, all of which were granted to John E. McNutt, an officer of the Company. The options vest in 1999. The outstanding incentive stock options must be exercised within five years from the date of vesting and no later than three months after the termination of employment, except that any optionee who is unable to continue employment due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

         The per share exercise price for the shares to be issued pursuant to exercise of an option is determined by the board of directors. However, the 1996 Plan requires that the exercise prices of incentive stock options granted must be at least equal to the fair market value of a share of common stock on the date of grant, provided that if an employee owns more than 10% of the Company's common stock, then the exercise price of an incentive stock option must be at least 110% of the fair market value of a share of the Company's common stock on the date of grant, and the maximum term of such option may be no longer than five years. The aggregate fair market value of common stock, determined at the time the option is granted, for which incentive stock options become exercisable by an employee during any calendar year is limited to $100,000. The options may be granted to any person selected by the board. Incentive stock options may be granted only to employees. The 1996 Plan is to be administered by the Company's board of directors or a committee of two or more non-employee directors which determines the terms of the options granted, including the exercise price, number of shares of common stock subject to the option, and the terms and conditions of exercise. No incentive stock option granted under the 1996 Plan is transferable by the optionee other than by will or the laws of descent and distribution. Each option is exercisable during the lifetime of the optionee only by such optionee.

Compensation of Directors

         During 1996, the Company paid to each of Harrison A. Price, a former director of the Company, and Harold Skripsky, a current director of the Company, $20,000 per year. In 1997, the Company will pay $5,000 per quarter to Harold Skripsky. In 1995, the Company also granted to each of Harrison A. Price and Harold Skripsky an option to purchase 50,000 shares of Common Stock at $4.00 per share. One-half of each option vested in October 1995, one quarter of each option vested in October 1996 and one quarter of Harold Skripsky's option will vest in October 1997. One quarter of Harrison A. Price's option (i.e., 12,500 shares) terminated when he resigned as a director of the Company in March 1997. The options must be exercised within five (5) years from the date of vesting. The options were not granted under the Plan or the 1996 Plan.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, outstanding as of March 15, 1997, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person,
(ii) each of the Company's directors and officers, and (iii) all of the Company's officers and directors as a group.


Name and Address of Beneficial Owner                             Amount and Nature of                   Percent of
or Name of Officer or Director                                  Beneficial Ownership(1)                   Class(2)
------------------------------------                            -----------------------                  ---------
Robert J. Cooney....................................               841,800                                 22.0%
7808 Cherry Creek South Drive, Unit 301
Denver, Colorado 80231

William R. Bauerle.....................................            151,250(3)                               3.9%
7808 Cherry Creek South Drive, Unit 301
Denver, Colorado 80231

John E. McNutt.........................................             75,000(4)                               1.9%
7808 Cherry Creek South Drive, Unit 301
Denver, Colorado 80231

Frank J. Ball..........................................             76,250                                  2.0%
216 16th Street, Suite 800
Denver, Colorado 80202

Harold Skripsky........................................             50,000(5)                               1.3%
1103 South Main Street
Lombard Pines Plaza
Lombard, Illinois 60148

All Officers and Directors as a Group (5                         1,114,300(6)                              27.7%
Persons)...............................................

Edward J. Bonis........................................            411,750                                 10.2%
7808 Cherry Creek South Drive, Unit 301
Denver, Colorado 80231
-----------------

         (1) The beneficial owners listed have sole voting and investment power with respect to the shares of Common Stock.

         (2) Assumes the stock option of each person who has a stock option is exercised whether or not the stock option is vested.

         (3) Includes 75,000 shares of Common Stock underlying stock options, 50,000 shares of which are currently exercisable and the balance of which become exercisable in December 1997.

         (4) Consists of 75,000 shares of Common Stock underlying stock options, none of which are exercisable until August 1997.

         (5) Consists of 50,000 shares of Common Stock underlying a stock option, 37,500 of which are currently exercisable and 12,500 of which are not exercisable until October 1997.

         (6) Includes 250,000 shares of Common Stock underlying the outstanding stock options described above.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Robert J. Cooney, the Company's Chairman of the Board and Chief Executive Officer, has individually guaranteed, until December 31, 2000, the obligations of the Company under the lease for the Company's facilities. The lease expires on January 31, 2006 and requires base rental rate payments of $20,645 per month for the first 36 months with increased rentals thereafter tied to the Consumer Price Index.

         Robert J. Cooney also has personally guaranteed an equipment lease for Laser Storm of Arapahoe Village, Inc., a wholly owned subsidiary of the Company that owns and operates a Laser Storm(R) game system. The lease is for a term of 36 months and requires monthly rental payments of approximately $4,929.

         Harold Skripsky, a director of the Company since October 1995, was Vice President of Operations for the Family Entertainment Center Division of Discovery Zone from 1993 to February 1996. Discovery Zone purchased six Laser Storm(R) systems from the Company during the summer of 1994. Discovery Zone filed for reorganization under Chapter 11 of the United States Bankruptcy Code in March 1996. The Company has made no determination what effect, if any, the reorganization will have on any future purchases by Discovery Zone.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:


Exhibit No.      Description and Method of Filing

     (3.1) Restated Articles of Incorporation With Amendments of Registrant.*

     (3.2) Articles of Amendment  to Restated  Articles  of  Incorporation  With
           Amendments of Registrant filed on September 27, 1995.*

     (3.3) Articles of Amendment  to Restated  Articles  of  Incorporation  With
           Amendments of Registrant filed on October 3, 1995.*

     (3.4) Bylaws of Registrant.*

     (3.5) Certificate of  Correction  to the  Articles of Amendment to Restated
           Articles of Incorporation With Amendments of Registrant filed on January 29, 1996.*

     (3.6) Articles of Amendment  to Restated  Articles of  Incorporation  With
           Amend ments of Registrant filed on February 13, 1996.*

     (4.5) Warrant Agreement between Registrant and American Securities Transfer
           Incorporated, as Warrant Agent.*

     (10.1)  Employment  Agreement  dated  effective  October 1,  1994,  between
          Registrant and Robert J. Cooney and amendments thereto dated October 4, 1995 and October 6, 1995.*

     (10.2)  Employment  Agreement  dated  effective  October 1,  1994,  between
          Registrant and William R. Bauerle and amendments thereto dated October 4, 1995 and October 6, 1995.*

     (10.3) Employment  Agreement  dated effective  September 13, 1995,  between
          Registrant and Frank J. Ball and amendment thereto dated October 6, 1995.*

     (10.4) Employment  Agreement  dated effective  September 13, 1995,  between
          Registrant and Robert S. Scholz and amendment thereto dated October 6, 1995.*

     (10.5) Amended Stock Incentive Plan.*

     (10.6) Forms of Option Granted to Employees.*

     (10.7) Agreement between Registrant and Bertrand T. Ungar.*

     (10.8) Agreement dated July 17, 1995, among Registrant,  Creative Licensing
          Corporation and Le Studio Canal + (U.S.).*

     (10.9) Lease Agreement dated May 10, 1995, between Registrant and Dennis A.
          Trescott and addenda thereto dated June 22, 1995, October 13, 1995, and November 6, 1995.*

     (10.10) Exclusive  Agreement  dated July 10, 1995,  between  Registrant and
          Target Technology Pte., Ltd.*

     (10.11) Articles of Organization of Laser Hall L.L.C. and Laser Hall L.L.C.
          Operating Agreement.*

     (10.12) Agreement dated January 27, 1994 between  Registrant and Sports and
          Games.*

     (10.13)  Agreement  dated August 8, 1995  between  Registrant  and Fun City
          Amusement Centers, Inc.*

     (10.14)  Agreement  dated  effective  July 1, 1995 between  Registrant  and
          Santa's Village, Ltd.*

     (10.15) Sales  Agreement  dated in August 1995 between  Registrant and TAMS
          Stationers.*

     (10.16) Options Granted to Harrison A. Price and Harold Skripsky.*

     (10.17) Lease  Agreement  dated October 19, 1995,  between  Registrant  and
          Funplex Partnership.*

     (10.18) Employment  Agreement  dated  effective  December 1, 1995,  between
          Registrant and Michael D. Kessler.*

     (10.19) Employment  Agreement  dated effective  December 16, 1995,  between
          Registrant and Eric Schwartzman.*

     (10.20) Options granted to Michael D. Kessler and Eric Schwartzman.*

     (10.21) Agreement  dated  February 8, 1996,  between  Registrant and Tunica
          Partners II, LP.*

     (10.22) Addendum dated March 27, 1996, to the Employment Agreement dated effective September 13, 1995, between Registrant and Robert S. Scholz.*

     (10.23) License Agreement dated August 1, 1996,  between Marvel Characters,
          Inc. and Registrant.**/***

     (10.24) Amendment dated August 15, 1996, to Amended Stock Incentive Plan.**

     (10.25) Asset  Purchase  Agreement  dated July 23,  1996 among  Registrant,
          Laser Storm of Longmont, Inc. and Kevin J. Barker.**/****

     (10.26) Asset Purchase Agreement dated November 1, 1996 between Registrant and Ridgeworld North, Inc.**/****

     (10.27) 1996 Incentive and Nonstatutory Stock Option Plan.**

     (10.28) Agreement  between  NAMCO  CYBERTAINMENT  INC. and  Registrant  and
          Amendment thereto.

     (10.29)  User  Agreement   between  Harrah's   Vicksburg   Corporation  and
          Registrant.

     (10.30) User Agreement between D.I.F.A.D.I.S.A. de C.V. and Registrant.

     (21) List of Subsidiaries.

     (23) Consent of HEIN + ASSOCIATES LLP.

     (27) Financial Data Schedule.



          * Incorporated by reference to the exhibits filed as a part of Registration Statement No. 33-98578.

          ** Incorporated by reference to the exhibits filed as a part of Registration Statement No. 333-14525.

          ***  Confidential treatment granted in a separate filing.

         ****  Certain  of the  Schedules  and  Exhibits  to the Asset  Purchase
Agreements have been omitted and will be provided to the United States Securities and Exchange Commission upon request.

         (b) The Company filed no Current Reports on Form 8-K during the fiscal quarter ended December 31, 1996.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LASER STORM, INC.


Dated:  April 14, 1997               By: /s/ Robert J. Cooney
                                         --------------------
                                         Robert J. Cooney, Chairman of the Board


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                       Title                         Date
---------                                                       -----                         ----

/s/Robert J. Cooney                                             Principal Executive           April 14, 1997
----------------------------------------                        Officer and
Robert J. Cooney                                                Director


/s/William R. Bauerle                                           Director                      April 14, 1997
----------------------------------------
William R. Bauerle



/s/John E. McNutt                                               Principal Financial           April 14, 1997
----------------------------------------                        Officer, Principal
John E. McNutt                                                  Accounting Officer
                                                                and Director


/s/Frank J. Ball                                                Director                      April 14, 1997
----------------------------------------
Frank J. Ball



/s/Harold Skripsky                                              Director                      April 14, 1997
----------------------------------------
Harold Skripsky

                                LASER STORM, INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

Independent Auditor's Report ............................................... F-2

Balance Sheet - December 31, 1996 .......................................... F-3

Statements of Operations - For the Years Ended December 31, 1995
     and 1996 .............................................................. F-4

Statements of Changes in Stockholders' Equity - For the Years Ended
         December 31, 1995 and 1996 ........................................ F-5

Statements of Cash Flows - For the Years Ended December 31, 1995
     and 1996 .............................................................. F-6

Notes to Financial Statements .............................................. F-8

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Laser Storm, Inc.
Denver, Colorado



We have audited the accompanying balance sheet of Laser Storm, Inc. as of December 31, 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laser Storm, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.



/s/ HEIN & ASSOCIATES LLP
HEIN + ASSOCIATES LLP

Denver, Colorado
March 21, 1997

                                LASER STORM, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 1996

                                     ASSETS
CURRENT ASSETS:
    Cash ............................................................................   $   272,633
    Receivables - net of allowance for doubtful accounts of $170,000:
        Trade notes, current portion ................................................       535,256
        Trade accounts ..............................................................       433,463
        Landlord reimbursement and other ............................................       132,235
        Income taxes ................................................................        56,000
    Inventories .....................................................................       977,896
    Prepaid expenses and other ......................................................        97,172
                                                                                        -----------
            Total current assets ....................................................     2,504,655
                                                                                        -----------
PROPERTY AND EQUIPMENT, net:
    Laser game systems and facilities ...............................................     1,339,081
    Other ...........................................................................       546,805
                                                                                        -----------
                                                                                          1,885,886
                                                                                        -----------
OTHER ASSETS:
    Trade notes receivable, less current portion ....................................       514,489
    License and design costs, net of accumulated amortization of $50,958 ............       191,731
    Goodwill, net of accumulated amortization of $2,917 .............................       172,083
    Deposits and other ..............................................................        77,505
    Software development, net of accumulated amortization of $105,298 ...............        54,792
                                                                                        -----------
            Total other assets ......................................................     1,010,600
                                                                                        -----------
TOTAL ASSETS ........................................................................   $ 5,401,141
                                                                                        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of capital lease obligations .................................   $    69,034
    Accounts payable ................................................................       783,998
    Accrued expenses and other ......................................................       172,337
    Accrued compensation ............................................................       161,574
    Accrued severance costs .........................................................       195,441
    Customer deposits and deferred revenue ..........................................       171,770
    Acquisition costs payable .......................................................       195,000
                                                                                        -----------
            Total current liabilities ...............................................     1,749,154

CAPITAL LEASE OBLIGATIONS, less current maturities ..................................       143,885

DEFERRED LEASE INDUCEMENTS ..........................................................       158,143

COMMITMENTS AND CONTINGENCIES (NOTES 2, 3, 7, AND 8)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 2,000,000 shares authorized,
        no shares issued ............................................................          --
    Common stock, $.001 par value; 20,000,000 shares authorized;
        3,824,836 shares issued and outstanding .....................................         3,825
    Additional paid in capital ......................................................     6,256,174
    Accumulated deficit .............................................................    (2,910,040)
                                                                                        -----------
            Total stockholders' equity ..............................................     3,349,959
                                                                                        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................   $ 5,401,141
                                                                                        ===========

              See accompanying notes to these financial statements.

                                LASER STORM, INC.

                            STATEMENTS OF OPERATIONS

                                                                                              FOR THE YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                  --------------------------------------
                                                                                             1995               1996
                                                                                             ----               ----
LASER SYSTEMS AND RELATED REVENUE:
    Net sales .......................................................             $        5,408,745    $      5,487,899
    Cost of sales ...................................................                      2,323,471           2,477,415
                                                                                  ------------------    ----------------
         Gross profit ...............................................                      3,085,274           3,010,484
                                                                                  ------------------    ----------------

RETAIL OPERATIONS:
    Net sales .......................................................                         68,404             410,312
    Cost of sales ...................................................                         29,135             151,661
                                                                                  ------------------    ----------------
         Gross profit ...............................................                         39,269             258,651
                                                                                  ------------------    ----------------

EXPENSES:
    General and administrative ......................................                      1,523,038           3,515,768
    Selling and marketing ...........................................                        820,471           1,629,780
    Severance and termination costs .................................                           --               248,768
    Depreciation and amortization ...................................                        116,183             297,709
    Product development .............................................                        139,979             320,671
    Contingent settlements ..........................................                        270,000                --
                                                                                  ------------------    ----------------
         Total expenses .............................................                      2,869,671           6,012,696
                                                                                  ------------------    ----------------
OPERATING INCOME (LOSS) .............................................                        254,872          (2,743,561)

OTHER INCOME (EXPENSE):
    Interest income .................................................                          2,282              97,202
    Interest expense ................................................                         (9,252)            (12,573)
    Loss on disposal of equipment ...................................                        (16,054)            (86,934)
                                                                                  ------------------    ----------------
INCOME (LOSS) BEFORE INCOME TAXES ...................................                        231,848          (2,745,866)
    Income tax expense ..............................................                         (9,000)               --
                                                                                  ------------------    ----------------
NET INCOME (LOSS) ...................................................             $          222,848    $     (2,745,866)
                                                                                  ==================    ================
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS .................             $          204,848    $     (2,791,756)
                                                                                  ==================    ================
NET INCOME (LOSS) PER SHARE APPLICABLE TO
  COMMON STOCKHOLDERS ...............................................             $              .10    $           (.86)
                                                                                  ==================    ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..........................                      2,033,000           3,244,000
                                                                                  ==================    ================


              See accompanying notes to these financial statements.

                                LASER STORM, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                         PREFERRED STOCK               COMMON STOCK
                                                                    Shares          Amount         Shares         Amount
                                                                    ------          ------         ------         ------

BALANCES, January 1, 1995 ....................................          --       $    --        1,601,250   $    1,601

     Private placement of Series A 12% Convertible Cumulative
           Preferred Stock ...................................      140,000           140            --            --
     Offering costs related to private placement .............          --            --             --            --
     Net income ..............................................          --            --             --            --
                                                                 -----------   -----------    -----------   -----------

BALANCES, December 31, 1995 ..................................       140,000           140      1,601,250         1,601

     Private placement of Series B 12% Convertible Cumulative
           Preferred Stock, net of offering costs ............       200,000           200           --            --
     Public Offering of 1,495,000 units, net of offering costs          --            --        1,495,000         1,495
     Conversion of Series A and B 12% Convertible Cumulative
           Preferred Stock ...................................      (340,000)         (340)       629,961           630
     Issuance of common stock for:
           Exercise of employee stock options ................          --            --           30,500            31
           Acquisition of Laser Storm game centers ...........          --            --           68,125            68
     Fair value of options granted for consulting services ...          --            --             --            --
     Net loss ................................................          --            --             --            --
                                                                 -----------   -----------    -----------   -----------

BALANCES, December 31, 1996 ..................................          --     $      --        3,824,836   $     3,825
                                                                 ===========   ===========    ===========   ===========

                                                                    ADDITIONAL
                                                                     PAID-IN     ACCUMULATED
                                                                     CAPITAL       DEFICIT         TOTAL
                                                                    ----------   -----------       -----
BALANCES, January 1, 1995 ....................................   $   18,529    $(387,022)     $  (366,892)

     Private placement of Series A 12% Convertible Cumulative
           Preferred Stock ...................................      699,860           --          700,000
     Offering costs related to private placement .............     (143,253)          --         (143,253)
     Net income ..............................................          --         222,848        222,848
                                                                 -----------   -----------    -----------
BALANCES, December 31, 1995 ..................................       575,136      (164,174)       412,703

     Private placement of Series B 12% Convertible Cumulative
           Preferred Stock, net of offering costs ............       889,985          --          890,185
     Public Offering of 1,495,000 units, net of offering costs     4,706,471          --        4,707,966
     Conversion of Series A and B 12% Convertible Cumulative .
           Preferred Stock ...................................          (290)         --             --
     Issuance of common stock for:
           Exercise of employee stock options ................        19,820          --           19,851
           Acquisition of Laser Storm game centers ...........        31,052          --           31,120
     Fair value of options granted for consulting services ...        34,000          --           34,000
     Net loss ................................................          --      (2,745,866)    (2,745,866)
                                                                 -----------   -----------    -----------

BALANCES, December 31, 1996 ..................................   $ 6,256,174   $(2,910,040)   $ 3,349,959
                                                                 ===========   ===========    ===========

              See accompanying notes to these financial statements.

                                                    LASER STORM, INC.

                                                STATEMENTS OF CASH FLOWS
                                                                                                         FOR THE YEARS ENDED
                                                                                                              DECEMBER 31,
                                                                                                       ------------------------
                                                                                                       1995                1996
                                                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ..................................................................         $   222,848          $(2,745,866)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Depreciation and amortization ................................................             116,183              297,709
            Loss on disposals of equipment ...............................................              16,054               86,934
            Notes receivable for sale of Laser Systems ...................................                --             (1,408,110)
            Provision for bad debts ......................................................              21,540              193,280
            Deferred income taxes ........................................................             (51,000)              51,000
            Fair value of options granted for consulting services ........................                --                 34,000
      Changes in operating assets and liabilities:
         (Increase) decrease in:
              Receivables ................................................................            (362,288)             (81,029)
              Inventories ................................................................             (80,410)            (535,351)
              Prepaid expenses and other .................................................             (87,032)            (155,948)
         Increase (decrease) in:
              Accounts payable ...........................................................             139,516              175,372
              Accrued expenses ...........................................................             146,266              219,749
              Customer deposits and deferred revenue .....................................            (456,081)             (43,035)
              Contingent settlements .....................................................             270,000             (270,000)
              Deferred lease inducements .................................................                --                158,142
                                                                                                   -----------          -----------
            Net cash used in operating activities ........................................            (104,404)          (4,023,153)
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of notes receivable .............................................                --                107,432
      Principal payments collected on notes receivable ...................................                --                117,010
      Proceeds from sale of equipment ....................................................                --                 10,000
      Capital expenditures for property and equipment ....................................            (194,858)          (1,763,117)
      Software development costs .........................................................             (31,015)                --
      License and design costs ...........................................................             (52,500)            (168,188)
                                                                                                   -----------          -----------
            Net cash used in investing activities ........................................            (278,373)          (1,696,863)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of 12% Convertible Cumulative Preferred Stock ...................             700,000              900,000
      Proceeds from public offering of 1,495,000 units ...................................                --              5,202,600
      Proceeds from exercise of employee stock options ...................................                --                 19,851
      Proceeds from capital lease ........................................................                --                200,000
      Offering costs .....................................................................            (311,211)            (320,362)
      Principal payments on capital lease obligations ....................................             (11,767)             (19,913)
                                                                                                   -----------          -----------
            Net cash provided by financing activities ....................................             377,022            5,982,176
                                                                                                   -----------          -----------
              See accompanying notes to these financial statements.




                                                    LASER STORM, INC.

                                                STATEMENTS OF CASH FLOWS
                                                       (continued)

                                                                                                            FOR THE YEARS ENDED
                                                                                                                 DECEMBER 31,
                                                                                                       ---------------------------
                                                                                                       1995                   1996
                                                                                                       ----                   ----
INCREASE (DECREASE) IN CASH ..............................................................               (5,755)             262,160

CASH, at beginning of year ...............................................................               16,228               10,473
                                                                                                       --------             --------
CASH, at end of year .....................................................................             $ 10,473             $272,633
                                                                                                       ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest .............................................................             $  9,252             $ 12,573
                                                                                                       ========             ========
      Cash paid for income taxes .........................................................             $-                   $ 64,744
                                                                                                       ========             ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES:
      Acquisition costs payable for Laser Storm game centers .............................             $-                   $195,000
                                                                                                       ========             ========
      Acquisition of Laser Storm game centers for common stock ...........................             $-                   $ 31,120
                                                                                                       ========             ========
      Offering costs paid from proceeds of offerings .....................................             $-                   $877,400
                                                                                                       ========             ========
      Capital lease obligations for equipment ............................................             $ 30,025             $-
                                                                                                       ========             ========

              See accompanying notes to these financial statements.

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.      NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

        Nature of Operations - Laser Storm, Inc. (the "Company") was incorporated in Colorado in 1990. The Company has developed interactive laser tag game systems ("Laser Systems") which it sells primarily to independent operators generally throughout the United States. The Company's revenues are predominantly derived from the sale of Laser Systems and arenas. The games are played between teams of opponents in themed arenas utilizing special effects for sound, lighting, barriers, and other decorative elements. The Company also owns and operates Laser Systems at various retail locations in the United States.

        In November 1992, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In November 1993, the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. In November 1994, the Court ordered the proceedings to be closed. The confirmed plan provided for the payment of $26,000 in settlement of $172,000 of trade payables. The bankruptcy proceeding did not result in an alteration of the relative ownership interests of the Company.

        Notes Receivable - Notes receivable are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

        Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Periodic loan loss evaluations take into consideration such factors as changes in the nature of the volume of the loan portfolio, overall portfolio quality, past loan loss experience, review of any specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

        Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market, and consist of the following at December 31, 1996:


               Raw materials                                   $548,993
               Finished goods                                   458,024
               Product held for replacement                     170,879
                                                               --------

                    Total inventory                           1,177,896

               Less inventory designated for retail
                operations (Note 4)                            (200,000)
                                                               --------

                                                               $977,896
                                                                =======

        Product held for replacement is used to replace components of the Laser Systems received under the Company's warranty program. These components are stated net of a reserve of $10,500 for the estimated cost to refurbish.

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS


        Property and Equipment - Property and equipment is stated at cost. Leasehold improvements are amortized over the lesser of the estimated life of the asset or the term of the lease. Depreciation is calculated using declining balance and straight-line methods over the estimated useful lives of the respective assets as follows:

                                                              Years
                                                              -----
          Leasehold improvements                              5-10
          Trade show demonstration equipment                   2-5
          Office furniture and equipment                       3-7
          Laser Systems and arenas                             3-5
          Tooling equipment and other                          1-5
          Restaurant and retail equipment                      3-5

        The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in current operations.

        Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of property and equipment or other long-lived assets may be impaired, an evaluation of recoverability of net carrying costs will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if a write-down to estimated fair value is required.

        Income Taxes - Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

        Revenue Recognition - The Company generally recognizes sales of Laser Systems and arenas upon shipment to the customer if there are no unresolved conditions related to the sale. Prior to shipment, the Company generally collects a substantial deposit.

        Revenue Participation Interests - The Company has an interest in certain revenue participation arrangements whereby it will receive a continuing revenue interest from Laser System operations. At December 31, 1996, the Company's investment in these ventures amounted to $63,000 which is included in property and equipment. Revenue participation is recognized as earned; however, through December 31, 1996, such revenue was not significant in relation to net sales.

        Warranty - The Company generally provides a 90-day warranty on all sales of Laser Systems. In addition, the Company has a warranty program under renewable annual contracts whereby customers pay a monthly usage fee. Such fees are recognized in the month in which they are earned.

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS


        Research and Development Costs - Research and product development costs are charged to operations in the period incurred.

        Intangible Assets - The Company capitalizes computer software development costs to develop and update software for which technological feasibility has been established. This software is an integral component in the Company's Laser Systems and is not sold separately. These costs are capitalized and amortized over an estimated useful life of five years.

        License fees relate to the purchase of rights which permit the Company to utilize a specific theme for the development of arenas. Such costs are being amortized over three years utilizing the straight-line method. Design costs relate to artistic development of graphics which are used in the arenas. These costs are being amortized over one to two years utilizing the straight-line method.

        Goodwill relates to the acquisition of a retail facility and is being amortized over 10 years utilizing the straight-line method.

        Amortization   expense   related  to  intangible   assets   amounted  to
        approximately $35,000 and $82,000 for the years ended December 31, 1995 and 1996, respectively.

        Deferred Lease Inducements - In connection with an operating lease entered into during 1996, the landlord agreed to reimburse a portion of the Company's leasehold improvement costs as an inducement to enter into the lease. Additionally, some of the Company's other operating lease agreements provide for non-level rental payments over the term of the leases. These rental inducements are recognized and amortized in a manner which results in an equal monthly rental charge over the respective term of each lease.

        Net Income (Loss) Per Share - Net income (loss) per common share was computed by dividing the net income (loss) applicable to common stockholders (which includes accrued but unpaid preferred dividends) by the weighted average number of common shares outstanding during the year. For 1996, all common stock equivalents were excluded from the computation because their effect was anti-dilutive.

        Net income per common share for 1995 was computed based on common stock outstanding and common stock equivalents. For common stock and common stock equivalents, including the preferred stock discussed in Note 9 issued at prices below the $4.00 per unit price for the Company's public offering, the Company included such stock and equivalents in the weighted average calculation (using the treasury stock method) as if they were outstanding for the full year ended December 31, 1995.

        Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

        In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 requires that options, warrants, and similar instruments which

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS

        are  granted to  non-employees   for goods  and  services be recorded at
        fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in FAS 123.

        Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

        The Company's financial statements are based on a number of significant estimates, including the allowance for doubtful accounts, possible technological obsolescence of inventories, realizability of intangible assets, the estimated useful lives selected for property and equipment, warranty reserve, and assumptions affecting the fair value of stock options and warrants.

        Significant Concentrations - The Company's sales are generally higher dollar value items with no major concentrations among customer groups. At December 31, 1996, the Company, however, had a trade note receivable of approximately $226,000, which was due from a single customer.

        Reclassifications - Certain reclassifications have been made to the 1995 financial statements to conform to the presentation in 1996. The reclassifications had no effect on the 1995 net income.


2.      LIQUIDITY:

        The Company incurred a loss from operations in 1996 in excess of $2.7 million and used cash in operating activities of approximately $4 million. This use of working capital has adversely impacted the Company's liquidity. Furthermore, management expects the Company will incur additional operating losses of approximately $350,000 (unaudited) for the first quarter of 1997, of which approximately $165,000 (unaudited) is non-cash depreciation and amortization expenses. To implement the Company's plan of opening new company-owned Laser Storm game facilities, additional financing will be required. If significant additional losses are incurred, or if cash is invested in facilities which do not provide adequate returns, it would adversely impact the Company's liquidity position and possibly its ability to continue future operations.

        As of December 31, 1996, the Company has working capital of approximately $750,000 and stockholders' equity of over $3.3 million. Furthermore, the Company's assets are generally unencumbered of debt. In late 1996 and early 1997, the Company has taken actions to reduce its overhead, including significant reductions in personnel. Management also believes many of the expenses incurred in 1996 will not recur in 1997. The Company is pursuing additional capital for financing future growth, however, there are currently no definitive arrangements. The Company will continue to evaluate its liquidity position and may take other actions as deemed appropriate by management, which could ultimately impact future operations. However, management believes the actions taken will enable the Company to continue operations through the forthcoming year.

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS


3.      NOTES RECEIVABLE:

        During 1996, the Company began offering a financing program to its customers for sales of systems and arenas. Under this program, the customer was required to make an advance deposit which averaged approximately 33% of the purchase price and the balance was financed over 24 months with interest at 9% to 11%. The notes receivable are unsecured. During the fourth quarter of 1996, management decided to cease offering this financing alternative to the Company's customers.

        In the fourth quarter of 1996, the Company entered into an agreement with a financial institution to sell some of the notes receivable. If the financial institution is unsuccessful in collecting the receivables, the Company is required to pay the deficiency. At December 31, 1996, the outstanding principal balance for which the Company is contingently liable amounted to approximately $100,000. At December 31, 1996, $535,256 of the notes receivable are classified as a current asset and the remaining $514,489 are included in long-term assets.


4.      PROPERTY AND EQUIPMENT:

        At December 31, 1996, laser game systems and facilities consist of the following:


               Leasehold improvements                             $388,120
               Laser Systems and arenas                            801,136
               Restaurant and retail equipment                      62,630
               Uninstalled laser systems and arenas                200,000
                                                                 ---------
                    Total laser game systems and facilities      1,451,886

               Less accumulated depreciation and amortization     (112,805)
                                                                 ---------
                                                                $1,339,081
                                                                 =========

      At December 31, 1996, management estimates that approximately $200,000 of the Company's inventory of laser systems and arenas will be utilized at retail laser facilities which are expected to be opened during 1997. Accordingly, this amount was reclassified from inventory and will be depreciated when the retail facilities are opened.

      At December 31, 1996, other property and equipment consists of the following:


          Leasehold improvements                                    $68,662
          Trade show demonstration equipment                        304,871
          Office furniture and equipment                            290,781
          Tooling equipment and other                                84,810
                                                                    -------
                     Total property and equipment                   749,124

          Less accumulated depreciation                            (202,319)
                                                                    -------
                                                                   $546,805
                                                                    =======

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS


      Depreciation expense was approximately $81,000 and $216,000 for the years ended December 31, 1995 and 1996, respectively.

5.    CAPITAL LEASE OBLIGATIONS:

      In December 1996, the Company entered into sale/leaseback arrangements for certain laser systems, arenas, and restaurant equipment that were acquired in 1996, resulting in total proceeds of $200,000. No gain or loss was recognized on the transaction and the lease is being accounted for as a capital lease, since the Company can acquire the equipment for nominal consideration at the end of the lease term. The leases provide for monthly payments of $7,349 through October 1999.

      At December 31, 1996, equipment under all capital leases is recorded at a cost of approximately $252,000 with accumulated amortization of $20,700. The following is a schedule of future minimum lease payments under capital leases at December 31, 1996:

          Future minimum lease payments                                $278,605
          Less amount representing interest                             (49,540)
          Less amount representing taxes                                (16,146)
                                                                        -------

                Present value of net minimum lease payments             212,919

          Less current portion                                          (69,034)
                                                                        -------
                                                                       $143,885
                                                                       ========
6.    INCOME TAXES:

      A reconciliation of the income tax benefit (expense) at the statutory rate to income tax benefit (expense) from continuing operations at the Company's effective rate is as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                      ---------------------------
                                                                          1995            1996
                                                                          ----            ----
      Computed tax benefit (expense) at the expected statutory rate   $(78,800)         $934,000
      Increase (reduction) in income taxes resulting from:
         State income taxes, net of Federal benefit                     (7,000)           91,000
         Nondeductible expenses                                        (14,700)          (18,000)
         Reduction in valuation allowance due to
           utilization of net operating loss carryovers                 91,500             --
         Increase in valuation allowance                                 -            (1,007,000)
                                                                      --------         ---------

                                                                      $ (9,000)         $  --
                                                                      ========          ========

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS

     The components of the Company's provision for income taxes consist of the following:


                                                     YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1995            1996
                                                       ----            ----

          Current benefit (provision)             $  (60,000)       $   56,000
          Deferred benefit (expense)                  51,000           (56,000)
                                                    --------          --------

               Total                              $   (9,000)       $    --
                                                    ========          ========

     At December 31, 1996, tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

     Deferred Tax Assets:
        Net operating loss carryforwards ..................         $   875,000
        Accounts receivable ...............................              63,000
        Accrued vacation and warranty .....................              21,000
        Accrued severance costs ...........................              73,000
        Other .............................................               4,000
                                                                     ----------
            Total .........................................           1,036,000
        Less valuation allowance ..........................          (1,007,000)
                                                                      ---------
                                                                         29,000
                                                                      ---------
     Deferred tax liabilities:
        Property and equipment ............................              (8,000)
        Software development costs ........................             (21,000)
                                                                      ---------
            Net long-term asset ...........................         $      --
                                                                      =========

       At December 31, 1996, the Company has a net operating loss carryforward for income taxes of approximately $2.3 million which expires in 2011.


7.      COMMITMENTS:

        Operating Leases - The Company leases office space, retail facilities, equipment and warehouse facilities under noncancellable operating leases. Total rental expense was approximately $87,000 and $361,000 for the years ended December 31, 1995 and 1996, respectively. In 1995, the Company entered into a new ten-year lease which commenced in February 1996. An officer of the Company has personally guaranteed the Company's obligations under two leases, which amount to approximately $1,170,000 as of December 31, 1996.

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS


     As of December 31, 1996, the total minimum cash payments under all operating leases are as follows:

                    YEARS ENDING DECEMBER 31,
                    ------------------------
                            1997                 $  632,000
                            1998                    703,000
                            1999                    872,000
                            2000                    889,000
                            2001                    840,000
                         After 2001               2,545,000
                                                  ---------
                                                 $6,481,000
                                                  =========

      The rental commitment amounts shown above excludes an aggregate commitment of $600,000 related to a five-year lease entered into in January 1997.

      Royalty Arrangements - The Company has entered into arrangements whereby the Company has obtained the rights to utilize certain names, logos, and characters which are protected by trademarks and copyrights. The Company has paid non-refundable minimum royalties of $110,000 through December 31, 1996 and the Company is required to make additional non-refundable payments of $120,000 in 1997 and $120,000 in 1998.

      The agreements provide that the Company is required to pay royalties ranging from 2% to 5% of gross revenues related to the licensed property. The Company is required to make additional payments to the extent that actual royalties exceed the amounts prepaid for minimum royalties. At December 31, 1996, approximately $60,000 of advance royalties are included in prepaid expenses in the accompanying balance sheet.

      Employment Agreements - The Company has entered into employment agreements with two of the Company's executive officers which provide for aggregate annual compensation of $300,000 in 1997, and $225,000 in 1998. The agreements may be terminated by the Company without cause upon 30 days' notice. In the event of a termination without cause, the Company would be required to pay 100% of the remaining payments until expiration of the agreement with the Company's chief executive officer, and the president is entitled to receive his respective salary for six months.

      During 1996, the Company terminated employment agreements with four executive officers of the Company. At December 31, 1996, the Company accrued the remaining obligations under these agreements of $195,441.

      Consulting Arrangement - In October 1996, the Company entered into a consulting agreement with an entity that specializes in financial public relations services. The agreement is in effect for one year and provides for monthly payments of $6,000. As additional consideration for the consulting services, the Company granted an option to the consultant for 100,000 shares of the Company's common stock at an exercise price of $2.25 per share. Options for 25,000 shares are exercisable at December 31, 1996, and options for the remaining 75,000 shares will become exercisable through August 1, 1997. If not previously exercised, the options expire in

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS


     October 1999. The estimated fair value of the options amounted to $65,000, of which $34,000 was recognized in 1996 and the remaining $31,000 will be recognized in 1997 as vesting occurs.


8.    CONTINGENCIES:

      For the year ended December 31, 1995, the Company recognized a provision of $270,000 for legal contingencies. A discussion of the underlying legal proceedings and settlements is presented below.

      In December 1995, the Company was served with a lawsuit that was filed by a previous manufacturer (the "Manufacturer") of the Company's laser tag system alleging, among other things, past due royalties. The Company believes prior royalty arrangements with the Manufacturer were terminated as part of its Plan of Reorganization. However, to avoid extensive litigation, the Company entered into a settlement agreement with the Manufacturer pursuant to which the Manufacturer agreed to dismiss its complaint without prejudice, and the Company agreed to dismiss its counterclaims against the Manufacturer without prejudice. In 1996, the Company paid the Manufacturer $100,000 out of the proceeds of its public offering of the Company's units, granted the Manufacturer a five-year option to purchase 175,000 shares of the Company's common stock at $4.00 per share, and agreed to purchase $35,000 of inventory.

      In November 1994, the Company entered into an agreement with a consulting firm (the "Consultant") which agreed to provide consulting services to the Company for the six-month period ended April 30, 1995, for a fee of $10,000 per month. The Company made one payment in November 1994 conditioned on the Consultant providing the Company with a letter of intent for a public offering. The Consultant never provided such letter of intent and the Company made no further payments. In December 1995, the Consultant filed a lawsuit against the Company. In February 1996, the Company entered into a settlement agreement with the Consultant pursuant to which the Consultant agreed to dismiss its complaint without prejudice and the Company agreed to pay the Consultant $60,000 out of the proceeds of the Company's public offering.

      During 1995, an employee was terminated and a lawsuit was filed alleging wrongful termination. In January 1996, a court ruled that the Company must pay the former employee $90,000 plus interest, attorney's fees, and other costs of litigation.


9.    EQUITY FINANCING ARRANGEMENTS:

      Preferred Stock - In September 1995, the Company's Board of Directors and shareholders approved the authorization of 2,000,000 shares of preferred stock which may be issued in series with such rights and preferences as determined by the Company's Board of Directors.

      The Board of Directors has designated 140,000 shares as Series A 12% Convertible Cumulative Preferred Stock (Series A Preferred Stock). In October 1995, the Company sold 140,000 shares of Series A Preferred Stock for $5.00 per share. These shares of Series A Preferred Stock were voting and convertible into units (as discussed below).

      In February 1996, the Board of Directors designated 200,000 shares of preferred stock as Series B 12% Cumulative Convertible Preferred Stock (Series B Preferred Stock) and the Company completed the sale of all

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS

     October 1999. The estimated fair value of the options the sale of all 200,000 shares of Series B Preferred Stock for $5.00 per share. After payment of commissions, the Company received net proceeds of $900,000. The Series B Preferred Stock has similar rights and preferences as the Series A Preferred Stock.

      Upon completion of the Company's public offering in April 1996, all of the holders of Series A and Series B Preferred Stock elected to convert their shares (including accumulated dividends of approximately $64,000) into 629,961 units.

      Public Offering - In April 1996, the Company completed a public offering of 1,300,000 units at $4.00 per unit. Each unit consists of one share of common stock and one warrant. The warrants are exercisable for a period of five years and entitle the holder to purchase one share of common stock at an exercise price of $5.00 per share. However, if the Company does not report net after tax earnings of at least $.40 per share for the four fiscal quarters ending March 31, 1997, then the exercise price per share will be reduced. Based on losses incurred by the Company, the exercise price of the warrants will be $1.00 per share. The underwriter received a warrant, exercisable for 130,000 units at $5.00 per unit for a period of four years, beginning one year after the offering, to purchase 130,000 units.


10.   STOCK-BASED COMPENSATION:

      Stock Option Plan - The Company's shareholders have approved a stock option plan that authorizes an aggregate of 300,000 shares for stock options that may be granted to officers, directors, and employees. The plan permits the issuance of incentive options and provides for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plan is 10 years and options granted to employees expire three months after the termination of employment. None of the options may be exercised during the first six months of the option term. No options may be granted after 10 years from the adoption date of the plan. The following is a summary of activity under this stock option plans for the years ended December 31, 1995 and 1996:

                                                   1995                         1996
                                      -------------------------------  -------------------------
                                                     Weighted                          Weighted
                                                      Average                           Average
                                       Number         Exercise          Number          Exercise
                                     of Shares         Price          of Shares          Price
                                     ---------       ---------        ---------         --------
Outstanding, beginning of year        141,000            $.20          300,000           $1.21

       Canceled                         -                 -            (62,000)           1.38
       Exercised                        -                 -            (30,500)            .65
       Granted                        159,000            2.11           50,000            2.25
                                      -------                          -------
Outstanding, end of year              300,000            1.21          257,500            1.44
                                      =======                          =======

                                      F-16

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS


        For all options granted during 1996, the weighted average market price of the Company's common stock on the grant date was equal to the weighted average exercise price. For options granted in 1995, the approximate market value of the common stock on the grant date was equal to the exercise price for 103,500 shares. For options granted for the remaining 55,500 shares in 1995, the approximate market price on the grant date was $2.80 per share compared to the exercise price of $4.00 per share. At December 31, 1996, options for 120,000 shares were exercisable at a weighted average exercise price of $1.04 per share. Options for 96,000 shares at a weighted average exercise price of $1.49 per share will vest in 1997, and options for 41,500 shares at a weighted average exercise price of $2.49 per share will vest in 1998.

        If not previously exercised, options outstanding at December 31, 1996, will expire as follows:

                                        Year Ending December 31,
         Exercise Price       -------------------------------------------------
            Per Share         2000        2001      2002      2003        Total
         --------------       ----        ----      ----      ----        -----
              $.20           43,833     45,833     45,834      -         135,500
              2.00            -          9,500      9,500      9,500      28,500
              2.25            -          -         25,000     25,000      50,000
              4.00            7,500     14,500     14,500      7,000      43,500
                            -------    -------    -------    -------     -------
                             51,333     69,833     94,834     41,500     257,500
                            =======    =======    =======    =======     =======

        Non-Qualified Options - In October through December 1995, the Board of Directors approved the grant of non-qualified options to certain officers and directors of the Company for an aggregate of 250,000 shares at an exercise price of $4.00 per share. At December 31, 1996, options for 125,000 shares were exercisable and options for 75,000 and 50,000 shares vest in 1997 and 1998, respectively. During 1997, options for 162,500 shares were canceled due to termination of employment. If not previously exercised, options for the remaining 87,500 shares expire for 50,000, 25,000 and 12,500 shares during the years ending December 31, 2000, 2001, and 2002, respectively.

        Options Subject to Shareholder Approval - In November 1996, the Board of Directors approved the 1996 Incentive and Nonstatutory Stock Option Plan which reserves 1,000,000 shares of common stock for options which may be granted to officers, directors, employees, and consultants. The adoption of this plan is contingent upon obtaining approval of the Company's shareholders by October 1997. Accordingly, incentive options granted pursuant to this plan are not considered to be granted for accounting purposes until shareholder approval is obtained.

        In November 1996, inventive options were granted to officers for 100,000 shares at an exercise price of $2.25 per share. Options for 75,000 shares were canceled in December 1996 due to termination of employment. If the plan is approved by the shareholders, incentive options for 25,000 shares will vest in 1999 and expire in 2004. If shareholders do not approve the new plan, the option for 25,000 shares will have the same terms but will be granted as a non-qualified stock option.

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS


        Warrants and Options Granted to Non-Employees - The Company has also granted warrants and options to purchase common stock to non-employees which are summarized as follows for the years ended December 31, 1995 and 1996:

                                                               1995                  1996
                                                       ---------------------   ----------------------
                                                        Number     Exercise      Number      Exercise
                                                       of Shares    Price      of Shares      Price
                                                       ---------   --------    ---------     --------
Outstanding, beginning of year ...................        --         $-           50,000   $    .75
       Granted to:
            Consultants for services .............      50,000         .75       100,000       2.25
            Manufacturer (Note 8) ................        --         --          175,000       1.75
            Investors in public offering .........        --         --        1,495,000       1.00
       Issued to former holders of preferred stock
            upon conversion ......................        --         --          629,961       1.00
                                                      --------                 ---------
Outstanding, end of year .........................      50,000        .75      2,449,961       1.26
                                                      ========                 =========

        Additionally, as discussed in Note 9, the Company granted a warrant to the underwriter of the Company's public offering for 130,000 units. This warrant is excluded from the table above.

        For stock options granted to consultants for services in 1995 and 1996, the exercise prices were equal to the estimated market value of the Company's common stock on the date of grant. For the 1996 grant of 175,000 shares to the manufacturer, the market price of the common stock was $2.80 per share compared to the exercise price of $4.00 per share.

        All  of  the  warrants  and  options  granted  to   non-employees   were
        exercisable at December 31, 1996. If not previously exercised, warrants and options outstanding at December 31, 1996, will expire as follows:

                                         Number          Exercise
          Year Ending December 31,     of Shares          Price
          ------------------------     ---------         --------
                    1997                  50,000         $   .75
                    1999                 100,000            2.25
                    2001               2,124,961            1.00
                    2001                 175,000            4.00
                                       ---------
                    Total              2,449,961            1.26
                                       =========


       During the year ended December 31, 1996, the Company granted an option for 100,000 shares for consulting services. The estimated fair value of this option was determined using the Black-Scholes option pricing model, which resulted in compensation cost of $65,000, of which $34,000 was recognized in 1996 and the remaining $31,000 will be recognized in 1997

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS

        as vesting occurs. Significant assumptions included a risk-free interest rate of 6.0%, expected volatility of 75%, and that no dividends would be declared during the expected term of the options. The weighted average contractual term of the options was 3 years compared to a weighted average expected term of 1.4 years.

        Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates consistent with the method of FAS 123, the Company's net income (loss) and earnings per share would have been changed to the pro forma amounts indicated below.

                                                                    Year Ended December 31,
                                                                     ----------------------
                                                                      1995              1996
                                                                      ----              ----
          Net income (loss) applicable to common stockholders:
               As reported ...................................   $   204,848   $  (2,791,756)
               Pro forma .....................................       198,000      (2,813,000)
          Net income (loss) per common share:
               As reported ...................................   $       .10   $        (.86)
               Pro forma .....................................           .10            (.87)

        Fair value of options granted in 1995 was determined using the minimum value method (which assumes no volatility) since the Company was not publicly-held in 1995. Additionally, since options granted to employees vest over several years and the Company typically makes grants each year, the pro forma disclosures during the initial phase-in period for FAS 123 are not representative of the impact expected in future years. The fair value of each employee option granted in 1995 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 Year Ended December 31,
                                                 ----------------------
                                                      1995    1996
                                                      ----    ----
         Expected volatility .....................       0%     75%
         Risk-free interest rate .................     6.8%    6.5%
         Expected dividends ......................      --      --
         Expected terms (in years) ...............     4.0     3.5


11.     FINANCIAL INSTRUMENTS:

        Statement of Financial Accounting Standards No. 107 requires that the Company disclose the fair value of financial instruments at December 31, 1996. Management's best estimate is that the carrying amount of cash, receivables, accounts payable and accrued expenses approximates fair

                                LASER STORM, INC.

                          NOTES TO FINANCIAL STATEMENTS


        value due to the short maturity of these instruments. Management estimates that fair value is approximately equal to the carrying value of capital lease obligations since market interest rates have not changed significantly since the leases were executed.

        Management estimates that the fair value of notes receivable is approximately $950,000 at December 31, 1996, compared to the net carrying value of approximately $1,050,000. Fair value of the notes receivable was determined by management based on recent negotiations to sell some of the receivables to financial institutions.

                                                    LASER STORM, INC.

                                              NOTES TO FINANCIAL STATEMENTS


                                                          F21

                                  EXHIBIT INDEX


Exhibit No.      Description and Method of Filing                                         Page No.
----------       --------------------------------                                         -------
      (3.1)      Restated Articles of Incorporation With Amendments of Registrant.*         N/A

      (3.2)      Articles of Amendment to Restated Articles of Incorporation With           N/A
                 Amendments of Registrant filed on September 27, 1995.*

      (3.3)      Articles of Amendment to Restated Articles of Incorporation With           N/A
                 Amendments of Registrant filed on October 3, 1995.*

      (3.4)      Bylaws of Registrant.*                                                     N/A

      (3.5)      Certificate of Correction to the Articles of Amendment to Restated         N/A
                 Articles of Incorporation With Amendments of Registrant filed on
                 January 29, 1996.*

      (3.6)      Articles of Amendment to Restated Articles of Incorporation With           N/A
                 Amendments of Registrant filed on February 13, 1996.*

      (4.5)      Warrant Agreement between Registrant and American Securities               N/A
                 Transfer Incorporated, as Warrant Agent.*

     (10.1)      Employment Agreement dated effective October 1, 1994, between              N/A
                 Registrant and Robert J. Cooney and amendments thereto dated
                 October 4, 1995 and October 6, 1995.*

     (10.2)      Employment Agreement dated effective October 1, 1994, between              N/A
                 Registrant and William R. Bauerle and amendments thereto dated
                 October 4, 1995 and October 6, 1995.*

     (10.3)      Employment Agreement dated effective September 13, 1995, between           N/A
                 Registrant and Frank J. Ball and amendment thereto dated October 6,
                 1995.*

     (10.4)      Employment Agreement dated effective September 13, 1995, between           N/A
                 Registrant and Robert S. Scholz and amendment thereto dated October
                 6, 1995.*

     (10.5)      Amended Stock Incentive Plan.*                                             N/A

     (10.6)      Forms of Option Granted to Employees.*                                     N/A

     (10.7)      Agreement between Registrant and Bertrand T. Ungar.*                       N/A

     (10.8)      Agreement dated July 17, 1995, among Registrant, Creative Licensing        N/A
                 Corporation and Le Studio Canal + (U.S.).*

     (10.9)      Lease Agreement dated May 10, 1995, between Registrant and Dennis          N/A
                 A. Trescott and addenda thereto dated June 22, 1995, October 13,
                 1995, and November 6, 1995.*




Exhibit No.      Description and Method of Filing                                         Page No.
----------       --------------------------------                                         -------

     (10.10)     Exclusive Agreement dated July 10, 1995, between Registrant and            N/A
                 Target Technology Pte., Ltd.*

     (10.11)     Articles of Organization of Laser Hall L.L.C. and Laser Hall L.L.C.        N/A
                 Operating Agreement.*

     (10.12)     Agreement dated January 27, 1994 between Registrant and Sports and         N/A
                 Games.*

     (10.13)     Agreement dated August 8, 1995 between Registrant and Fun City             N/A
                 Amusement Centers, Inc.*

     (10.14)     Agreement dated effective July 1, 1995 between Registrant and              N/A
                 Santa's Village, Ltd.*

     (10.15)     Sales Agreement dated in August 1995 between Registrant and TAMS           N/A
                 Stationers.*

     (10.16)     Options Granted to Harrison A. Price and Harold Skripsky.*                 N/A

     (10.17)     Lease Agreement dated October 19, 1995, between Registrant and             N/A
                 Funplex Partnership.*

     (10.18)     Employment Agreement dated effective December 1, 1995, between             N/A
                 Registrant and Michael D. Kessler.*

     (10.19)     Employment Agreement dated effective December 16, 1995, between            N/A
                 Registrant and Eric Schwartzman.*

     (10.20)     Options granted to Michael D. Kessler and Eric Schwartzman.*               N/A

     (10.21)     Agreement dated February 8, 1996, between Registrant and Tunica            N/A
                 Partners II, LP.*

     (10.22)     Addendum  dated March 27,  1996,  to the  Employment  Agreement            N/A
                 dated  effective  September 13, 1995,  between  Registrant  and
                 Robert S.
                 Scholz.*

     (10.23)     License Agreement dated August 1, 1996, between Marvel Characters,         N/A
                 Inc. and Registrant.**/***

     (10.24)     Amendment dated August 15, 1996, to Amended Stock Incentive                N/A
                 Plan.**

     (10.25)     Asset Purchase Agreement dated July 23, 1996 among Registrant,             N/A
                 Laser Storm of Longmont, Inc. and Kevin J. Barker.**/****

     (10.26)     Asset Purchase Agreement dated November 1, 1996 between Regis-             N/A
                 trant and Ridgeworld North, Inc.**/****

     (10.27)     1996 Incentive and Nonstatutory Stock Option Plan.**                       N/A





Exhibit No.      Description and Method of Filing                                         Page No.
----------       --------------------------------                                         -------

     (10.28) Agreement between NAMCO CYBERTAINMENT INC. and Regis-trant and Amendment thereto.

     (10.29) User Agreement between Harrah's Vicksburg Corporation and Regis-trant.

     (10.30)     User Agreement between D.I.F.A.D.I.S.A. de C.V. and Registrant.

      (21)       List of Subsidiaries.

      (23)       Consent of HEIN + ASSOCIATES LLP.

      (27)       Financial Data Schedule



          * Incorporated by reference to the exhibits filed as a part of Registration Statement No. 33-98578.

          ** Incorporated by reference to the exhibits filed as a part of Registration Statement No. 333-14525.

          ***  Confidential treatment granted in a separate filing.

         **** Certain of the Schedules and Exhibits to the Asset Purchase Agreements have been omitted and will be provided to the United States Securities and Exchange Commission upon request.