Form 10QSB
period 1997-03-31
LASER STORM INC
filed 1997-05-15
CIK 1001879

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1997
                                       OR        --------------
[  ]  Transition report Under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                                ---------------    ----------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                                  Outstanding at
          Class                                   May 12, 1997
          -----                                   --------------
          Common Stock, $.001 par value             3,824,836

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                LASER STORM, INC.

                                   FORM 10-QSB

                                 March 31, 1997



                                      INDEX
                                      -----

                                                                        Page No.
PART I.   Financial Information                                         --------


          Item 1.   Condensed Balance Sheets -
                    March 31, 1997                                          3

             Condensed Statements of Operations -
             Three months ended March 31, 1997 and 1996                     4

             Condensed Statements of Cash Flows -
             Three months ended March 31, 1997 and 1996                     5

             Notes to Condensed Financial Statements                        6


          Item 2.   Management's Discussion and Analysis
                    or Plan of Operation                                    7-9

PART II.  Other Information                                                 10

SIGNATURES                                                                  11

EXHIBIT INDEX                                                               12

                                LASER STORM, INC.

                            CONDENSED BALANCE SHEETS
                                 March 31, 1997
                                     ASSETS                                              (UNAUDITED)
                                     ------                                              MARCH 31,1997 DECEMBER 31, 1996
                                                                                         ------------- -----------------
Current Assets:
Cash .................................................................................   $    63,757    $   272,633
Receivables - net:
     Trade notes, current portion ....................................................       359,241        535,256
     Trade accounts ..................................................................       770,688        433,463
     Landlord reimbursement and other ................................................       106,167        132,235
    Income taxes .....................................................................        56,000         56,000
Inventories ..........................................................................       647,314        977,896
Prepaid expenses and other ...........................................................       106,635         97,172
                                                                                         -----------    -----------
                 Total current assets ................................................     2,109,802      2,504,655
                                                                                         -----------    -----------
Property and Equipment, net:
     Laser game systems and facilities ...............................................     1,553,334      1,339,081
     Other ...........................................................................       503,555        546,805
                                                                                         -----------    -----------
                                                                                           2,056,889      1,885,886
                                                                                         -----------    -----------
Other Assets:
     Trade notes receivable, less current portion ....................................       335,663        514,489
     License and design costs, net ...................................................       171,277        191,731
    Goodwill, net ....................................................................       167,708        172,083
    Deposits and other ...............................................................       132,714        132,297
                                                                                         -----------    -----------
                   Total other assets ................................................       807,362      1,010,600
                                                                                         -----------    -----------
Total Assets .........................................................................   $ 4,974,053    $ 5,401,141
                                                                                         ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of capital lease obligations .................................   $   104,021    $    69,034
     Accounts payable ................................................................       784,358        783,998
     Accrued expenses and other ......................................................       472,800        529,352
     Customer deposits and deferred revenue ..........................................        89,920        171,770
     Acquisition costs payable .......................................................       195,000        195,000
                                                                                         -----------    -----------
                        Total current liabilities ....................................     1,646,099      1,749,154

Capital Lease Obligations, less current maturities ...................................       204,921        143,885

Deferred Lease Inducements ...........................................................       148,144        158,143

Stockholders' Equity:
    Preferred stock, $.001 par value; 2,000,000 shares authorized, no shares issued             --            --
   Common stock, $.001 par value, 2,000,000 shares authorized; 3,824,836 shares
            issued and outstanding ...................................................         3,825          3,825
   Additional paid in capital ........................................................     6,256,174      6,256,174
   Accumulated deficit ...............................................................    (3,285,110)    (2,910,040)
                                                                                         -----------    -----------
                        Total stockholders' equity ...................................     2,974,889      3,349,959
                                                                                         -----------    -----------
Total Liabilities and Stockholders' Equity ...........................................   $ 4,974,053    $ 5,401,641
                                                                                         ===========    ===========


         See accompanying notes to these condensed financial statements.

                                LASER STORM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                               FOR THE QUARTERS
                                                                                                ENDED MARCH 31,
                                                                                              ------------------
                                                                                              1997          1996
                                                                                              ----          ----
Laser Systems and Related Revenue:
     Net sales .......................................................................   $ 1,023,697    $   969,882
     Cost of sales ...................................................................       532,362        418,420
                                                                                         -----------    -----------
                    Gross profit .....................................................       491,335        551,462
                                                                                         -----------    -----------
Retail Operations:
     Net sales .......................................................................       377,244         71,619
     Cost of sales ...................................................................       284,571         42,415
                                                                                         -----------    -----------
                                                                                              92,673         29,204
                                                                                         -----------    -----------
Expenses:
     General and administrative ......................................................       614,901        580,004
     Selling and marketing ...........................................................       160,113        202,381
     Depreciation and amortization ...................................................       151,035         43,920
     Product development .............................................................        33,580         49,240
                                                                                         -----------    -----------
                         Total expenses ..............................................       959,629        875,545
                                                                                         -----------    -----------
Operating Loss .......................................................................      (375,621)      (294,879)
                                                                                     T
Other Income (Expense):
     Interest income (Expense) .......................................................           551         (2,606)
                                                                                         -----------    -----------

Loss Before Taxes ....................................................................      (375,070)      (297,485)
                           Income tax benefit ........................................          --          110,000
                                                                                         -----------    -----------

Net Loss .............................................................................   $  (375,070)   $  (187,485)
                                                                                         ===========    ===========
Net Loss Applicable to Common Stockholders ...........................................   $  (375,070)   $  (187,485)
                                                                                         ===========    ===========
Net Loss Per Share Applicable to
   Common Stockholders ...............................................................   $      (.10)   $      (.10)
                                                                                         ===========    ===========
Weighted Average Common Shares Outstanding ...........................................     3,824,836      1,968,000
                                                                                         ===========    ===========



         See accompanying notes to these condensed financial statements.

                                LASER STORM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                       FOR THE QUARTERS
                                                                                        ENDED MARCH 31,
                                                                                      -----------------
                                                                                      1997         1996
                                                                                      ----         ----
Cash Flows From Operating Activities:
     Net loss .................................................................   $(375,070)   $(187,485)
     Adjustments to reconcile net loss to net cash used in
            operating activities:
     Depreciation and amortization ............................................     151,035       43,920
    Provision for bad debts ...................................................       4,000       10,000
     Deferred income taxes ....................................................        --       (110,000)
     Changes in operating assets and liabilities:
     (Increase) decrease in:
              Receivables .....................................................    (341,225)     (85,521)
            Inventories .......................................................     330,582      (38,161)
           Prepaid expenses and other .........................................      98,500       (2,248)
     Increase (decrease) in:
           Accounts payable ...................................................         360     (188,325)
          Accrued expenses ....................................................     (66,550)      82,360
          Customer deposits and deferred revenue ..............................     (81,850)     (17,329)
                                                                                  ---------    ---------
           Net cash used in operating activities ..............................    (280,218)    (492,789)
                                                                                  ---------    ---------
Cash Flows From Investing Activities:
          Proceeds from sale of notes receivable ..............................     203,599         --
          Principal payments collected on notes receivable ....................      60,925         --
         Cash expenditures for property and equipment .........................    (289,205)    (127,490)
         License and design costs .............................................        --        (25,000)
                                                                                  ---------    ---------
                             Net cash used in investing activities ............     (24,681)    (152,490)
                                                                                  ---------    ---------
Cash Flows From Financing Activities:
     Proceeds from sale of 12% Convertible Cumulative Preferred Stock ..........       --        900,000
     Proceeds from capital lease ..............................................     130,000         --
     Offering costs ...........................................................        --        (96,925)
     Principal payments on capital lease obligations ..........................     (33,977)      (2,935)
                                                                                  ---------    ---------
                     Net cash provided by financing activities ................      96,023      800,140
                                                                                  ---------    ---------
Increase (Decrease) In Cash ...................................................    (208,876)     154,861

Cash, at beginning of period ..................................................     272,633       10,473
                                                                                  ---------    ---------
Cash, at end of period ........................................................   $  63,757    $ 165,334
                                                                                  =========    =========

         See accompanying notes to these condensed financial statements.

                                LASER STORM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Interim Financial Statements:

In the opinion of management of the Company, the accompanying unaudited financial statements include all adjustments necessary, all of which were of a normal recurring nature, to make the financial statements not misleading.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes for the fiscal year ended December 31, 1996 contained in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Share:

For the quarter ended March 31, 1996, the calculation of weighted average shares outstanding includes all common stock options and the Series A and Series B Preferred stock, which were issued prior to the Company's initial public offering at prices below the $4.00 per unit offering price. Such preferred stock and options to purchase common stock are included in the calculation for the entire three months ended March 31, 1996, using the treasury stock method based on the $4.00 per unit offering price.

For the three months ended March 31, 1997, comon stock equivalents are excluded from the weighted average shares since they are anti-dilutive.

                               LASER STORM, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


Liquidity and Capital Resources
The Company's operations used cash flow of $280,218 for the quarter ended March 31, 1997, and used cash flow of $492,789 for the same period last year. Operating losses continue to negatively impact the Company's liquidity, however, the Company does still maintain over $460,000 in working capital and over $2,974,000 in stockholders' equity. The Company is pursuing financial alternatives to assist in its working capital needs as well as capital that will be required to open additional Company-owned facilities. If such financing does not occur, management believes it will still have adequate cash flow to sustain operations through 1997, but will not be able to realize its objectives of diversifying more into Company-owned and operated facilities.

During 1996 the Company funded approximately $1,400,000 in sales made through an extended term financing program. In October 1996, the Company entered into an agreement with a financial institution which purchased certain credit worthy notes receivable under this extended terms program. During the quarter ended
March 31, 1997 the Company sold $293,916 of these notes to this financial institution, realizing $203,599. The financial institution held back approximately $90,000 as a condition of buying these notes. The hold back will be collected by the Company upon satisfactory payment performance on these notes. The Company also collected $60,925 on notes the Company did not sell to the financial institution. As of March 31, 1997, the Company had a principal amount of $694,904 of these notes that remain unsold. The Company does not have the working capital to internally finance future sales through this type of financing, but has been able to establish alliances with external financial institutions in order to make financing options available to its customers.

The Company's trade receivables increased by $341,225 and the Company's inventory decreased by $330,582 during the quarter ended March 31, 1997. The inventories decreased as a result of system sales to independent operators, the opening of a Company-owned and operated facility in the Denver metropolitian area and the opening of a revenue participation facility in Cuernavaca, Mexico.

Capital expenditures for the quarter ended March 31, 1997, were $289,205 compared to $127,490 for the same quarter last year. The construction costs and the costs of the Laser Storm(R) game equipment necessary to open its Company-owned and operated facility in the Denver metropolitian area and a revenue participation facility in Cuernavaca, Mexico were the primary components of the capital expenditures for the quarter ended March 31, 1997.

Financing activities provided $96,023 for the quarter ended March 31, 1997 compared to $800,140 for the quarter ended March 31, 1996. In January, 1997, the Company entered into a $130,000 capital lease arrangement to assist in the financing of its new Denver metropolitan area Company-owned and operated facility. In February 1996, the Company completed the sale of 200,000 shares of Series B 12% Convertible Cumulative Preferred Stock and received proceeds of $900,000.

In 1996 the Company purchased two existing Laser Storm(R) game centers from unaffiliated persons. Pursuant to the terms of the purchase agreements, in May 1997 the Company is obligated to pay the sellers approximately $217,000. The Company is attempting to raise the capital to finance these two purchases as well as the capital to finance future Laser Storm(R) game facilities. Although no assurance can be given that financing will be available on terms acceptable to the Company, the Company may seek additional funds, from time to time, through public or private debt or equity offerings, bank borrowings or leasing arrangements.

Results of Operations
Net sales from laser tag game systems and related revenues for the quarter ended March 31, 1997 increased by 6% to $1,023,697, as compared to $969,882 for the quarter ended March 31, 1996. The primary reason for the increase is the result of increased warranty sales. The number of customers participating in the Company's, "Built to Blast" ("BTB") warranty program has increased from 78 at March 31, 1996 to 117 at March 31, 1997. The BTB program requires the customer pay a fee based upon the number of games played per month.

During the quarter ended March 31, 1997 the Company reduced its selling price on laser tag systems and its themed arenas in order to stimulate sales during what has been historically the Company's slowest quarter. The program emphasized the Company's themed arenas and resulted in a 15% reduction of its average arena sales price when comparing the quarters ended March 31, 1997 and 1996, respectively. The number of arenas purchased did however increase by 50% as a result of the lower sales prices. Over the past two years the Company had increased selling prices to its customers, however, with increased competition, the Company determined it must lower its prices in order to remain competitive. This program has been extended into the second quarter of 1997.

Net sales from retail operations for the quarter ended March 31, 1997 increased to $377,244 compared to $71,619 for the quarter ended March 31, 1996. This increase is the result of sales generated by the five new Company-owned facilities. The Company opened its newest facility in the Denver metropolitan area late in the first quarter of 1997 and is expecting to open six more facilites by the end of the second quarter. The Company will require additional capital to finance the costs of opening these and future facilities.

Gross profit from laser tag game systems and related revenue for the quarter ended March 31, 1997 decreased 11% to $491,335 as compared to gross profit of $551,462 for the quarter ended March 31, 1996. Gross profit as a percentage of net sales decreased 9% for the quarter ended March 31, 1997 to 48% compared to 57% for the quarter ended March 31, 1996. The decrease in the gross profit in 1997 is the result of a 15% sales price reduction of the Company's themed arenas and a 17% increase in material costs as a result of upgrading certain of the components of the Company's laser tag games and price increases on the electronics portion of the Company's laser tag games.

Gross profit from retail operations for the quarter ended March 31, 1997 increased to $92,673 compared to $29,204 for the quarter ended March 31, 1996. The increased gross profit is the result of the five Company-owned and operated facilities being opened and operating. The Company-owned facilities sales and operating expense results continue to be in line with management's expectations for the facilities.

General and administrative expenses ("GA expenses") increased by less than 1% to $614,901 for the quarter ended March 31, 1997 compared to $580,004 for the quarter ended March 31, 1996. The increase in GA expenses is primarily the result of identifying, opening and operating Company-owned and operated facilities. During the fourth quarter of 1996 and the first quarter of 1997 the Company implemented several cost reduction actions in an effort to properly position the Company for the future. Subject to obtaining sufficient financing, of which there is no assurance, the Company's focus during the remainder of 1997 is to open and operate up to 20 additional Company-owned and operated facilities. As a percentage of net revenues (net sales from laser tag game systems and related revenues plus net sales from retail operations), GA expenses decreased to 45% for the quarter ended March 31, 1997 compared to 58% for the quarter ended March 31, 1996. The decrease in GA expense as a percentage of net revenues is the result of the increased sales from retail operations.

Selling and marketing expenses ("SM expenses") decreased 21% to $160,113 for the quarter ended March 31, 1997 compared to $202,381 for the quarter ended March 31, 1996. As a percentage of net revenues SM expenses decreased to 12% for the quarter ended March 31, 1997 compared to 20% for the quarter ended March 31, 1996. The decrease in SM expense is primarily the result of cost reduction efforts made during the fourth quarter of 1996.

Depreciation and amortization increased from $43,920 for the quarter ended March 31, 1996 to $151,035 for the quarter ended March 31, 1997. The increase is primarily the result of the capital expenditures made related to the opening and acquisition of the five Company-owned and operated facilities during the last nine months.

Product development costs decreased by 32% to $33,580 for the quarter ended March 31, 1997 compared to $49,240 for the quarter ended March 31, 1996. The decrease is primarily the result of the Company's cost reduction efforts which began in the fourth quarter of 1996. The Company has deferred certain development projects until the Company's liquidity position improves and will allow for such discretionary spending.

The Company recognized an operating loss for the quarter ended March 31, 1997 of $375,070 compared to an operating loss of $297,485 for the quarter ended March 31, 1996. The operating loss can primarily be attributed to the non-cash depreciation and amortization expenses as well as the increased GA expenses associated with the Company staffing its organization to open and operate Company-owned and operated facilites.

The Company recognized income tax benefits of $110,000 during the quarter ended March 31, 1996, but was unable to record any income tax benefit for the quarter ended March 31, 1997 due to a valuation allowance for the Company's net operating loss carryforward.

                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     27 Financial Data Schedule


(b)  Reports on Form 8-K
     None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              LASER STORM, INC.


DATE:   May 13, 1997                          By:  /s/ William R. Bauerle
                                                  ------------------------------
                                                   William R. Bauerle
                                                   President



DATE:   May 13, 1997                          By:  /s/ John E. McNutt
                                                  ------------------------------
                                                   John E. McNutt
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer

                                 EXHIBIT INDEX



Exhibit 27 Financial Data Schedule