Form 10QSB
period 1997-06-30
LASER STORM INC
filed 1997-08-15
CIK 1001879

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997
                                       OR
[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the transition period from          to
                                             --------    --------
                         Commission file number 2-28254

                                Laser Storm, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                   84-1139159
   ------------------------------                 --------------------
  (State of other jurisdiction of                 (IRS Employer
   incorporation or organization)                  Identification No.)

                    7808 Cherry Creek South Drive, Unit #301
                             Denver, Colorado 80231
               --------------------------------------------------
                    (Address of principal executive offices)

                            Telephone: (303) 751-8545
               --------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for 90 days.

                                   [X] Yes [ ] No

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
     DURING THE PRECEDING FIVE YEARS:
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                   [ ] Yes [ ] No
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                               Outstanding at
            Class                              August 12, 1997
            -----                              ---------------
            Common Stock, $.001 par value      3,771,711

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                               LASER STORM, INC.

                                  FORM 10-QSB

                                 June 30, 1997

                                     INDEX


PART I.   Financial Information                                         Page No.

          Item 1.   Condensed Balance Sheets -

                    June 30, 1997 and December 31, 1996                  3

                    Condensed Statements of Operations -
                    Three and six months ended June 30, 1997 and 1996    4

                    Condensed Statements of Cash Flows -
                    Six months ended June 30, 1997 and 1996              5

                    Notes to Condensed Financial Statements              6



          Item 2.   Management's Discussion and Analysis
                    or Plan of Operation                                 7-11

PART II.  Other Information                                              12

SIGNATURES                                                               13

EXHIBIT INDEX                                                            14

                                LASER STORM, INC.
                           CONDENSED BALANCE SHEETS

                               ASSETS                                   (Unaudited)
                                                                       June 30, 1997    December 31, 1996
                                                                       -------------    -----------------
CURRENTS ASSETS:
      Cash ..........................................................   $    93,382       $   272,633
      Receivables - net:
           Trade notes, current portion .............................       269,199           535,256
           Trade accounts ...........................................       496,404           433,463
           Landlord reimbursement and other .........................       106,730           132,235
           Income taxes .............................................        56,000            56,000
      Inventories ...................................................       556,303           977,896
      Prepaid expenses and other ....................................       191,826            97,172
                                                                        -----------       -----------
          Total current assets ......................................     1,769,844         2,504,655

PROPERTY AND EQUIPMENT, net:
      Laser game systems and facilities .............................     1,567,538         1,339,081
      Other .........................................................       452,109           546,805
                                                                        -----------       -----------
                                                                          2,019,647         1,885,886
                                                                        -----------       -----------
OTHER ASSETS:
      Trade notes receivable, less current portion ..................       231,200           514,489
      License and design costs, net .................................       147,636           191,731
      Goodwill, net .................................................         --              172,083
      Deposits and other ............................................       104,871           132,297
                                                                        -----------       -----------
          Total other assets ........................................       483,707         1,010,600
                                                                        -----------       -----------
TOTAL ASSETS ........................................................   $ 4,273,198       $ 5,401,141
                                                                        ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of capital lease obligations ...............   $   103,437       $    69,034
      Accounts payable ..............................................       982,615           783,998
      Accrued expenses and other ....................................       548,319           529,352
      Customer deposits and deferred revenue ........................       217,762           171,770
      Acquisition costs payable .....................................        74,557           195,000
                                                                        -----------       -----------
          Total current liabilities .................................     1,926,690         1,749,154

CAPITAL LEASE OBLIGATIONS, less current maturities ..................       178,533           143,885

DEFERRED LEASE INDUCEMENTS ..........................................       166,105           158,143

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value; 2,000,000 shares authorized,
         no shares issued ...........................................         --                 --
      Common stock, $.001 par value; 20,000,000 shares authorized;
          3,771,711 shares issued and outstanding ...................         3,772              3,825
      Additional paid-in capital ....................................     6,234,170          6,256,174
      Accumulated deficit ...........................................    (4,236,072)        (2,910,040)
                                                                         -----------       -----------
          Total stockholders' equity ................................     2,001,870          3,349,959
                                                                        -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................  $  4,273,198        $ 5,401,141
                                                                        ===========        ===========

            See accompanying notes to these condensed financial statements.

                                LASER STORM, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        THREE MONTHS                            SIX MONTHS
                                                                        ENDED JUNE 30,                         ENDED JUNE 30,
                                                               ------------------------------        ------------------------------
                                                                   1997               1996               1997                1996
LASER SYSTEMS AND RELATED REVENUE:
    Net sales ..........................................       $   720,095        $ 1,831,532        $ 1,743,791        $ 2,801,414
    Cost of sales ......................................           453,306            715,128            985,667          1,133,548
                                                               -----------        -----------        -----------        -----------
             Gross profit ..............................           266,789          1,116,404            758,124          1,667,866
                                                               -----------        -----------        -----------        -----------
RETAIL OPERATIONS:
    Net sales ..........................................           385,072             83,912            762,316            155,531
    Cost of sales ......................................           383,219             35,140            668,029             77,555
                                                               -----------        -----------        -----------        -----------
             Gross profit ..............................             1,853             48,772             94,287             77,976
                                                               -----------        -----------        -----------        -----------
EXPENSES:
   General and administrative ..........................           645,101            615,202          1,260,002          1,195,206
    Selling and marketing ..............................           119,738            289,765            279,851            492,146
    Severance and termination costs ....................           100,000               --              100,000               --
    Depreciation and amortization ......................           189,369             61,395            340,404            105,315
    Product development ................................            26,707             52,193             60,287            101,433
                                                               -----------        -----------        -----------        -----------
             Total expenses ............................         1,080,915          1,018,555          2,040,544          1,894,100
                                                               -----------        -----------        -----------        -----------
OPERATING INCOME (LOSS) ................................          (812,273)           146,621         (1,188,133)          (148,258)
OTHER INCOME (EXPENSE):
    Interest income (Expense) ..........................            (6,908)            35,620             (6,357)            33,014
     Loss on disposal of Company-owned facility ........          (131,542)              --             (131,542)              --
                                                               -----------        -----------        -----------        -----------
INCOME (LOSS) BEFORE TAXES .............................          (950,723)           182,241         (1,326,032)          (115,244)
            Income tax (expense) benefit ...............              --              (67,000)              --                3,000
                                                               -----------        -----------        -----------        -----------
NET INCOME (LOSS) ......................................       $  (950,723)       $   115,241        $(1,326,032)       $   (72,244)
                                                               ===========        ===========        ===========        ===========
ACCRUED PREFERRED DIVIDENDS ............................              --              (45,891)              --              (45,891)
                                                               -----------        -----------        -----------        -----------
NET INCOME (LOSS) APPLICABLE TO
 COMMON STOCKHOLDERS ...................................       $  (950,723)       $    69,350        $(1,326,032)       $  (118,135)
                                                               ===========        ===========        ===========        ===========
NET INCOME (LOSS) PER SHARE APPLICABLE TO
 COMMON STOCKHOLDERS ...................................       $      (.25)       $       .02        $      (.35)       $      (.05)
                                                               ===========        ===========        ===========        ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .............         3,808,000          3,414,000          3,817,000          2,395,000
                                                               ===========        ===========        ===========        ===========

           See accompanying notes to these consdensed financial statements.

                                LASER STORM, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          For the Six Months
                                                                            ended June 30,
                                                                      --------------------------
                                                                           1997           1996
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................   $(1,326,032)   $   (72,244)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
           Depreciation and amortization ..........................       340,404        105,315
           Loss on disposals of equipment .........................       143,147           --
           Notes receivable for sale of Laser Systems .............          --         (620,273)
           Provision for bad debts ................................        81,637         10,000
           Provision for inventory obsolescence ...................        49,500           --
           Deferred income taxes ..................................          --          (43,000)
Changes in operating assets and liabilities:
  (Increase) decrease in:
           Receivables ............................................       128,986       (226,513)
           Inventories ............................................       372,093        (13,942)
           Prepaid expenses and other .............................       (83,238)      (203,792)
  Increase (decrease) in:
           Accounts payable .......................................       198,617       (464,799)
           Accrued expenses .......................................        26,929         48,418
           Contingent settlements .................................          --         (270,000)
           Customer deposits and deferred revenue .................        45,992        (64,299)
                                                                      -----------    -----------
           Net cash used in operating activities ..................       (21,965)    (1,815,129)
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of notes receivable .........................       203,599           --
   Principal payments collected on nets receivable ................        97,688           --
   Capital expenditures for property and equipment ................      (517,624)      (251,760)
   License and design costs .......................................       (10,000)       (25,000)
                                                                      -----------    -----------
           Net cash used in investing activities ..................      (226,337)      (276,760)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of 12% Convertible Cumulative Preferred Stock          --          900,000
   Proceeds from public offering of 1,495,000 units ...............          --        5,202,600
   Proceeds from capital lease ....................................       130,000           --
   Offering costs .................................................          --         (211,160)
   Principal payments on capital lease obligations ................       (60,949)        (6,146)
                                                                      -----------    -----------
           Net cash provided by financing activities ..............        69,051      5,885,294
                                                                      -----------    -----------
INCREASE (DECREASE) IN CASH .......................................      (179,251)     3,793,405
Cash, at beginning of period ......................................       272,633         10,473
                                                                      -----------    -----------
Cash at end of period .............................................   $    93,382    $ 3,803,878
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

The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2.  Earnings  Per  Share:

For the quarter and six months ended June 30, 1996, and 1997, common stock equivalents are excluded from the weighted average shares since they are anti-dilutive.

                              LASER STORM, INC.'S
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

Liquidity and  Capital  Resources

The Company's operations used cash flow of $21,965 for the six months ended June 30, 1997, and used cash flow of $1,815,129 for the same period last year. The operating losses the Company has endured over the past four quarters have negatively impacted the Company's liquidity. The Company's working capital has decreased from $756,000 at December 31, 1996 to a working capital deficit of $156,846 at June 30, 1997. Likewise the Company's stockholders' equity has decreased from $3,349,959 at December 31, 1996 to $2,001,870 at June 30, 1997.
The Company has been pursuing financing to assist in meeting its working capital requirements as well as capital that could be used by the Company to open additional Company-owned facilities. The Company is currently negotiating with an investment banking firm, to retain its services to assist in any mergers, acquisitions or other financing opportunities that may be available. To date the Company has not been able to obtain closure on any new financing. If significant additional losses are incurred and if additional financing cannot be obtained, the Company may be unable to continue future operations.

In 1996 the Company purchased two existing Laser StormR game centers from unaffiliated persons in Coral Springs, Florida and Longmont, Colorado. Pursuant to the terms of the purchase agreements, the Company was obligated to pay the two sellers a total of $217,000 by June 7, 1997. As a result of the Company not making the payments when they were due, the Company is in default under both purchase agreements. The Company has negotiated a proposed settlement with the seller in Coral Springs, Florida, whereby the Company has transferred its rights, title, interest and control of the game center back to the seller. In return, the seller has cancelled $142,500 in debt owed by the Company. The transfer was effective on June 16, 1997 at which time the Company recorded a $131,542 write off. The seller of the store in Longmont, Colorado has filed a lawsuit against the Company in the state of Colorado. The Company has been granted an extension of time to respond to the complaint in order to raise the funds necessary to pay the seller the balance of $74,500. In early August 1997, the Company negotiated a settlement of this obligation. The settlement requires the Company to provide the original seller a 36 player Laser StormR game system and a 2,500 square foot Galactic Marauders arena. Additionally, the rights to the Fort Collins, Colorado territory will be granted to the original seller. In return the lawsuit will be dismissed with prejudice and the $74,500 debt will be cancelled.

The Company's accounts payable have increased from $783,998 at December 31, 1996 to $982,615 at June 30, 1997. The increase is primarily the result of construction costs incurred at the Company's new facility in San Bernardino, California. The Company has taken actions to reduce its corporate overhead and operating expenses, however low sales in the second quarter resulted in a reduction of cash flow and subsequently accounts payable becoming more aged. As of June 30, 1997, over 61% of the accounts payable balance were over 90 days past due. The Company has been attempting to negotiate extended payment plans with its vendors, however the unpredictable sales performance and subsequent cash receipts has made it difficult to meet the commitments. The Company has had lawsuits filed and the threat of lawsuits made against it by some of its vendors as the payables become older and commitments are not met.

Accrued expenses increased from $529,352 at December 31, 1996 to $548,319 at June 30, 1997. The increase is the result of a $100,000 severance accrual the Company incurred as a result of the termination without cause of its President and Chief Operating Officer. The President was under an employment agreement, which required the Company to continue his salary for seven months after termination of employment.

During 1996 the Company funded approximately $1,400,000 in sales made through an extended term financing program. In October 1996, the Company entered into an agreement with a financial institution which purchased certain credit worthy notes receivable under this extended terms program. During the first quarter of

1997, the Company sold $293,916 of these notes to this financial institution, realizing $203,599. The financial institution held back approximately $90,000 as a condition of buying these notes. The hold back will be collected by the Company upon satisfactory payment performance on these notes. During the first six months of 1997 the Company collected $97,688 on notes the Company did not sell to the financial institution. The Company also had to write off to bad debt approximately $158,000 in notes receivable. Two customers, who had utilized the Company's extended financing program in the first half of 1996, ceased business operations during the second quarter of 1997. The Company was able to repossess its equipment from one of the customers and is aggressively pursuing collection efforts against the other. As of June 30, 1997, the Company had a principal amount of $500,399 of these notes that remain unsold. The Company does not have the working capital to internally finance future sales through this type of financing, but has been able to establish alliances with external financial institutions in order to make financing options available to its customers.

The Company's trade receivables decreased by $128,986 and it's inventory decreased by $372,093 during the six months ended June 30, 1997. The inventories decreased as a result of system sales to independent operators, the opening of three Company-owned and operated facilities and the opening of three revenue participation facilities.

Capital expenditures for the six months ended June 30, 1997, were $517,624 compared to $251,760 for the same period last year. The construction costs and the costs of the Laser StormR game equipment necessary to open its three Company-owned and operated facilities and three revenue participation facilities were the primary components of the capital expenditures for the six months ended June 30, 1997. The Company opened a single arena facility in Denver, Colorado, a double arena facility in Hollywood, Florida and a Namco facility in San Bernardino, California. The Company also entered into revenue participation arrangements in Cuernavaca, Mexico, Gronton, Connecticut and in St. Louis, Missouri.

Financing activities provided $69,051 for the six months ended June 30, 1997 compared to $5,885,294 for the six months ended June 30, 1996. In January 1997, the Company entered into a $130,000 capital lease arrangement to assist in the financing of its new Denver metropolitan area Company-owned and operated facility. In February 1996, the Company completed the sale of 200,000 shares of Series B 12% Convertible Cumulative Preferred Stock and received proceeds of $900,000. In April 1996, the Company completed a public offering of 1,495,000 units at a price of $4.00 per unit and received net proceeds of $5,202,600.

Results  of Operations

Net sales from laser tag game systems and related revenues for the quarter ended June 30, 1997 decreased by 61% to $720,095, as compared to $1,831,532 for the quarter ended June 30, 1996. During the quarter ended June 30, 1997 the Company sold 63% fewer systems and 40% fewer arenas than were sold during the quarter ended June 30, 1996. Approximately 50% of the sales during the quarter ended June 30, 1996 were financed through the Company's internally funded extended payment plan. As a result of the Company's liquidity problems, the Company has not been able to offer any financing programs since the end of the third quarter of 1996. Additionally, the Company's management believes the expansion experienced within the domestic Family Entertainment Center (FEC) industry within the past several years has slowed down dramatically. Thereby, the size of the laser tag market has also been impacted. The Company has expanded its marketing efforts to include markets outside the FEC market and is continuing to investigate opportunities in the international markets. There has also been an increase in the number of competitors within the laser tag industry, and with that increased pressure on pricing and financing packages. In response to the competitive pressures of a smaller market and more participants within the market and with the inability to offer aggressive internally funded financing options, the Company has reduced its selling prices on its laser tag systems and themed arenas.

Net sales from laser tag game systems and related revenues for the six months ended June 30, 1997 decreased 38% to $1,743,791, as compared to $2,801,414 for the six months ended June 30, 1996. During the six months ended June 30, 1997 the Company sold 37% fewer systems and 7% fewer arenas than were sold during the six months ended June 30, 1996.

Net sales from retail operations for the quarter ended June 30, 1997 increased to $385,072 compared to $83,912 for the quarter ended June 30, 1996. These increases are the result of sales generated by the seven new Company-owned facilities opened in the past twelve months. The Company had previously anticipated opening six new Company-owned facilites during the second quarter of 1997. However, as a result of the previously discussed liquidity issues and construction delays, the Company opened just two new facilites during the second quarter of 1997. A Namco arena facility in San Bernardino, California opened in May 1997 and a double arena facility in Hollywood, Florida opened in June 1997. Two additional facilites, one in Aurora, Colorado and the other in Albuquerque, New Mexico are under construction and are expected to open early in the third quarter of 1997. Net sales for the quarter ended June 30, 1997 increased 2% over the $377,244 reported for the quarter ended March 31, 1997. Sales increased only 2% as a result of the two new facilities opening late in the second quarter and the transfer of the Coral Springs, Florida facility back to the original owner on June 16, 1997. Net sales from retail operations for the six months ended June 30, 1997 increased to $762,316 compared to $155,531 for the six months ended June 30, 1996.

Gross profit from laser tag systems and related revenues for the quarter ended June 30, 1997 decreased 76% to $266,789 as compared to gross profit of $1,116,404 for the quarter ended June 30, 1996. Gross profit as a percentage of net sales decreased by 24% for the quarter ended June 30, 1997 to 37% compared to 61% for the quarter ended June 30, 1996. The gross profit from laser tag game systems and related revenue for the six months ended June 30, 1997 decreased 57% to $758,124 as compared to $1,667,866 for the six months ended June 30, 1996. Gross profit as a percentage of net sales decreased 16% for the six months ended June 30, 1997 to 43% compared to 59% for the six months ended June 30, 1996. The decrease in the gross profit in 1997 compared to the gross profit in 1996 is primarily the result of lower sales. Also impacting the gross profit was the previously discussed sales price reductions, increases in material costs, a $50,000 adjustment to a rework inventory reserve and the Company's fixed overhead. The increased material costs are the result of upgrading certain components of the Company's laser tag games. The inventory adjustment was made as a result of the Company selling its electronic manufacturing and repair operations to a key vendor. As part of the sale, there were game components that required rework to be completed in order to get the components in proper working condition. The vendor, who is located in Colorado Springs, Colorado, has agreed to purchase the entire inventory associated with the electronics and warranty repair operations. The expenditures incurred for the Company's production overhead is mostly fixed in nature, thereby negatively impacting the gross profit on lower sales.

Gross profit from retail operations for the quarter ended June 30, 1997 decreased to $1,853 compared to $48,772 for the quarter ended June 30, 1996. The gross profit from retail operations for the six months ended June 30, 1997 increased to $94,287 compared to $77,976 for the six months ended June 30, 1996. The primary reason for the decrease in gross profit for the second quarter is the impact of seasonality on the sales performance of the independent stores. During the summer months families tend to take vacations and, with the mild weather, outdoor activities are more popular. Gross profit has been negatively impacted with lower revenues and the fixed expenditures for rent and labor. The Company is continuing to closely monitor the independent stores financial performance. To date the sales and operating expense results have been in line with management's estimates for the facilities. However, the Company is realizing that operating expenses have tended to be higher during the first six months of operations as a result of start up costs, such as grand openings and advertising expenses.

General and administrative expenses ("GA expenses") increased by 5% to $645,101 for the quarter ended June 30, 1997 compared to $615,202 for the quarter ended June 30, 1996. GA expenses as a percentage of net revenues (net sales from laser tag game systems and related revenues plus net sales from retail operations), increased to 58% for the quarter ended June 30, 1997 compared to 32% for the quarter ended June 30, 1996. GA expenses during the quarter ended June 30, 1997 were negatively impacted by a $78,000 adjustment to the allowance for bad debts. Without the impact of the adjustment to bad debts, the GA expenses would have decreased by 8%. In an effort to return to profitability, at the end of June 1997, the Company further reduced its corporate staff. The Company has decided outsourcing its manufacturing responsibilities for the electronics and themed arenas platforms will improve quality and service to the customer, as well as further reduce the corporate overhead.

GA expenses increased by 5% to $1,260,002 for the six months ended June 30, 1997 compared to $1,195,206 for the six months ended June 30, 1996. GA expenses as a percent of net revenues increased to 50% for the six months ended June 30, 1997 compared to 40% for the six months ended June 30, 1996. Adjusting the GA expense for the bad debt adjustment of $78,000, GA expenses for the six months ended June 30, 1997 would have decreased 1%.

Selling and marketing expenses ("SM expenses") decreased 59% to $119,738 for the quarter ended June 30, 1997 compared to $289,765 for the quarter ended June 30, 1996. SM expenses as a percentage of net revenues decreased from 15% to 11% for the quarters ended June 30, 1996 and 1997, respectively. SM expenses decreased from $492,166 for the six months ended June 30, 1996 to $279,851 for the six months ended June 30, 1997. SM expenses as a percentage of net revenues decreased from 17% to 11% for the six month periods ending June 30, 1996 and 1997, respectively. The decreases are the result of cost reduction efforts made during the past three quarters and lower commissions as the result of lower sales of laser tag game systems.

As a result of the unpredictable sales performance during the past twelve months, the Company has been restructuring its corporate overhead. During that time period, there have been several work force reductions. The decline in sales during the second quarter mandated an additional reduction in the Company's workforce. The latest moves included the termination of the employment contract with the Company's President and Chief Operating Officer. The President and Chief Operating Officer's employment contract allowed for a seven month severance package. The Company accrued $100,000 of severance and termination costs during the quarter ended June 30, 1997.

Depreciation and amortization increased from $61,395 for the quarter ended June 30, 1996 to $189,369 for the quarter ended June 30, 1997. Depreciation and amortization increased from $105,315 for the six months ended June 30, 1996 to $340,404 for the six months ended June 30, 1997. These increases are primarily the result of the capital expenditures made related to the opening and acquisition of the seven Company-owned and operated facilities during the last twelve months.

Product development costs decreased by 49% to $26,707 for the quarter ended June 30, 1997 compared to $52,193 for the quarter ended June 30,1996. Product development costs decreased by 41% to $60,287 for the six months ended June 30, 1997 compared to $101,433 for the six months ended June 30, 1996. The decrease is the result of cost reduction efforts implemented during the past nine months. The Company is continuing to defer certain development projects until the Company's liquidity position improves.

The Company recognized an operating loss of $812,273 for the quarter ended June 30, 1997 compared to operating income of $146,621 for the quarter ended June 30, 1996. The Company recognized an operating loss for the six months ended June 30, 1997 of $1,188,133 compared to an operating loss of $148,258 for the same period in 1996. The losses recognized in 1997 are primarily the result of lower sales of laser tag game systems. Also negatively impacting the operating losses in 1997 were the $100,000 severance accrual and the $78,000 adjustment to the bad debt reserves.

The Company recognized interest expense of $6,908 and $6,357 for the three months and six months ended June 30, 1997. The Company recognized interest income of $35,620 and $33,014 for the three months and six months ended June 30, 1996. The interest expense in 1997 is the result of the Company entering into capital leases to finance the costs of opening two of the Company-owned and operated facilities. The interest income in 1996 is the result of cash generated in the public offering in April 1996 being invested in interest bearing accounts.

The Company recognized a loss of $131,542 during the quarter ended June 30, 1997 on the disposal of a Laser Storm facility located in Coral Springs, Florida. The Company was unable to make the final payment of $142,500 under the purchase agreement that was entered into in November 1996. The Company has negotiated a proposed settlement, whereby the Company will transfer its rights, title, interest and control of the game center back to the seller. In return the seller will cancel the $142,500 debt owed by the Company.

The Company recognized income tax expense of $67,000 for the quarter ended June 30, 1996 and a $43,000 income tax benefit for the six months ended June 30, 1996. The Company was unable to record any income tax benefit in 1997 due to a valuation allowance for the Company's net operating loss carry forward.

PART II  - OTHER  INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     27 Financial Data Schedule

(b)  Reports on Form 8-K
     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LASER STORM, INC.



DATE:     August 12, 1997              By:  /s/ Robert J. Cooney
                                           -------------------------------------
                                           President and Chief Executive Officer


DATE:     August 12, 1997              By: /s/ John E. McNutt
                                           -------------------------------------
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit           Description                                           Page No.
-------           -----------                                           --------
 27               Financial Data Schedule                                  15