Form 10QSB
period 1997-09-30
LASER STORM INC
filed 1997-11-19
CIK 1001879

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended September 30, 1997
                                       OR        ------------------
[  ]  Transition report Under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                                ---------------    ----------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                                  Outstanding at
          Class                                   November 11, 1997
          -----                                   --------------
          Common Stock, $.001 par value             3,771,711

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                LASER STORM, INC.

                                   FORM 10-QSB

                               September 30, 1997



                                      INDEX


                                                                        Page No.
PART I. Financial Information


Item 1.  Condensed Balance Sheets -
         September 30, 1997 and December 31, 1996                              3

         Condensed Statements of Operations -
         Three and nine months ended September 30, 1997 and 1996               4

         Condensed Statements of Cash Flows -
         Nine months ended September 30, 1997 and 1996                         5

         Notes to Condensed Financial Statements                               6


Item 2.  Management's Discussion and Analysis
         or Plan of Operation                                               7-10

PART II. Other Information                                                    11

SIGNATURES                                                                    12

EXHIBIT INDEX                                                                 13

                                LASER STORM, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS                                       (UNAUDITED)
                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                      1997           1996
                                                                                 ------------    -----------
CURRENT ASSETS:
         Cash ................................................................   $    12,276    $   272,633
         Receivables - net :
                  Trade notes, current portion ...............................       261,574        535,256
                  Trade accounts .............................................       402,177        433,463
                  Landlord reimbursement and other ...........................       234,287        132,235
                  Income taxes ...............................................        56,000         56,000
         Inventories .........................................................        42,659        977,896
         Prepaid expenses and other ..........................................       208,927         97,172
                                                                                  ----------     ----------
                           Total current assets ..............................     1,217,900      2,504,655
                                                                                  ----------     ----------
Property and Equipment, net:
         Laser game systems and facilities ...................................     1,655,439      1,339,081
         Other ...............................................................       396,643        546,805
                                                                                  ----------     ----------
                                                                                   2,052,082      1,885,886
                                                                                  ----------     ----------
Other Assets:
         Trade notes receivable, less current portion ........................       171,254        514,489
         License and design costs, net .......................................       112,367        191,731
         Goodwill, net .......................................................          --          172,083
         Deposits and other ..................................................       101,359        132,297
                                                                                  ----------     ----------
                           Total other assets ................................       384,980      1,010,600
                                                                                  ----------     ----------
Total Assets .................................................................   $ 3,654,962    $ 5,401,141
                                                                                  ==========     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current maturities of capital lease obligations .....................   $    95,832    $    69,034
         Accounts payable ....................................................     1,091,654        783,998
         Accrued expenses and other ..........................................       487,724        529,352
         Customer deposits and deferred revenue ..............................        70,769        171,770
         Acquisition costs payable ...........................................        74,557        195,000
                                                                                  ----------     ----------
                           Total current liabilities .........................     1,820,536      1,749,154

CAPITAL LEASE OBLIGATIONS, less current maturities ...........................       158,709        143,885

DEFERRED LEASE INDUCEMENTS ...................................................       324,972        158,143

Stockholders' Equity:
         Preferred stock, $.001 par value; 2,000,000 shares
               authorized, no shares issued ..................................          --              --
         Common stock, $.001 par value; 20,000,000 shares
               authorized; 3,771,711 shares issued and outstanding ...........         3,772          3,825
         Additional paid in capital ..........................................     6,234,170      6,256,174
         Accumulated deficit .................................................    (4,887,197)    (2,910,040)
                                                                                   ----------     ----------
                           Total stockholders' equity ........................     1,350,745      3,349,959
                                                                                  ----------     ----------
Total Liabilities and Stockholders' Equity ...................................   $ 3,654,962    $ 5,401,141
                                                                                  ==========     ==========

         See accompanying notes to these condensed financial statements.

                                LASER STORM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                        THREE MONTHS                    NINE MONTHS
                                                                     ENDED SEPTEMBER  30,           ENDED SEPTEMBER 30,
                                                                    ---------------------          ---------------------
                                                                     1997           1996            1997            1996
                                                                     ----           ----            ----            ----

Laser Systems and Related Revenue:
         Net sales .........................................    $   695,703     $ 2,160,777     $ 2,439,494     $ 4,962,191
         Cost of sales .....................................        379,655         936,659       1,365,322       2,070,207
                                                                 ----------      ----------      ----------      ----------
                  Gross profit .............................        316,048       1,224,118       1,074,172       2,891,984
                                                                 ----------      ----------      ----------      ----------
Retail Operations:
         Net sales .........................................        355,590         124,792       1,115,470         280,323
         Cost of sales .....................................        377,839         118,253       1,043,431         195,810
                                                                 ----------      ----------      ----------      ----------
                  Gross profit (loss) ......................        (22,249)          6,539          72,039          84,513
                                                                 ----------      ----------      ----------      ----------
Expenses:
         General and administrative ........................        519,522         845,708       1,779,524       2,040,914
         Selling and marketing .............................         65,300         348,033         345,151         840,179
         Severance and termination costs ...................           --              --           100,000            --
         Depreciation and amortization .....................        187,509          66,642         527,913         171,955
         Product development ...............................         36,300          73,583          96,587         175,016
                                                                 ----------      ----------      ----------      ----------
                  Total expenses ...........................        808,631       1,333,966       2,849,175       3,228,064
                                                                 ----------      ----------      ----------      ----------

Operating  Loss ............................................       (514,832)       (103,309)     (1,702,964)       (251,567)

OTHER EXPENSE:
         Interest expense ..................................         (6,411)         24,914         (12,767)         57,929
         Loss on disposal of Company-owned facility ........       (129,884)           --          (261,427)           --
                                                                 ----------      ----------      ----------      ----------

LOSS BEFORE INCOME TAXES ...................................       (651,127)        (78,395)     (1,977,158)       (193,638)
                  Income tax expense benefit ...............           --            29,000            --            72,000
                                                                 ----------      ----------      ----------      ----------
Net Loss ...................................................       (651,127)        (49,395)     (1,997,158)       (121,638)
                                                                 ----------      ----------      ----------      ----------

ACCRUED PREFERRED DIVIDENDS ................................           --              --              --           (45,891)
                                                                 ----------      ----------      ----------      ----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .................    $  (651,127)    $   (49,395)    $(1,977,158)    $  (167,529)
                                                                 ==========      ==========      ==========      ==========

NET LOSS) PER SHARE APPLICABLE TO
  COMMON STOCKHOLDERS ......................................    $      (.17)    $      (.01)    $      (.52)    $      (.06)
                                                                 ==========      ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................      3,757,000       3,762,000       3,801,000       2,906,000
                                                                 ==========      ==========      ==========      ==========

         See accompanying notes to these condensed financial statements.


                                LASER STORM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                        ------------------------------
                                                                                           1997                1996
                                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss ................................................................. $ (1,977,158)     $     (121,638)
           Adjustments to reconcile net loss to net cash from operating activities:
               Depreciation and amortization ........................................      527,913             171,955
               Loss on disposals of equipment .......................................      378,123                --
               Notes receivable for sale of Laser Systems ...........................         --            (1,558,069)
               Provision for bad debts ..............................................      156,841              22,000
               Provision for inventory obsolescence .................................       91,605                --
               Deferred income taxes ................................................         --               (79,833)
           Changes in operating assets and liabilities:
               (Increase) decrease in:
                    Receivables .....................................................       44,457            (339,697)
                    Inventories .....................................................      843,632            (220,083)
                    Prepaid expenses and other ......................................     (104,831)           (359,658)
               Increase (decrease) in:
                    Accounts payable ................................................      307,656            (224,739)
                    Accrued expenses ................................................      125,201              35,828
                    Contingent settlements ..........................................         --              (270,000)
                    Customer deposits and deferred revenue ..........................     (101,001)           (126,703)
                                                                                        ----------          ----------
                    Net cash provided operating activities ..........................      292,438          (3,070,637)
                                                                                        ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sale of notes receivable ...................................      203,599                --
           Principal payments collected on notes receivable .........................      141,254              17,361
           Capital expenditures for property and equipment ..........................     (929,270)           (700,377)
           License and design costs .................................................      (10,000)            (85,000)
                                                                                        ----------          ----------
                    Net cash used in investing activities ...........................     (594,417)           (768,016)
                                                                                        ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from sale of 12% Convertible Cumulative Preferred Stock .........         --               900,000
           Proceeds from public offering of 1,495,000 units .........................         --             5,202,600
           Proceeds from capital lease ..............................................      130,000                --
           Offering costs ...........................................................         --              (226,021)
           Principal payments on capital lease obligations ..........................      (88,378)            (14,425)
                                                                                        ----------          ----------
                   Net cash provided by financing activities ........................       41,622           5,862,154
                                                                                        ----------          ----------

INCREASE (DECREASE) IN CASH .........................................................     (260,357)          2,023,501

CASH, at beginning of period ........................................................      272,633              10,473
                                                                                        ----------          ----------
Cash, at end of period .............................................................. $     12,276        $  2,033,974
                                                                                        ==========          ==========

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

The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Share:

For the quarter and nine months ended September 30, 1996 and 1997, common stock equivalents are excluded from the weighted average shares since they are anti-dilutive.

3.   Nasdaq Listing:

As a result of continued losses the Company's shareholder equity has been reduced below the minimum requirements of the Nasdaq Stock Exchange ("Nasdaq"). In addition, the Company's stock does not presently meet the one dollar bid price or the alternative bid requirement of a one million dollar float valuation. As a result of these events the Company has been notified by Nasdaq that its stock will be delisted from the Nasdaq SmallCap Market. The Company has submitted an extension request to Nasdaq and is in the process of requesting a hearing to stay the decision of the Nasdaq Listing Qualifications committee.

                                LASER STORM, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


Liquidity and Capital Resources

The Company's operations provided cash flow of $292,438 for the nine months ended September 30, 1997, and used cash flow of $3,070,637 for the same period last year. The operating losses the Company has experienced over the past five quarters have negatively impacted the Company's liquidity. The Company's working capital has decreased from $755,501 at December 31, 1996 to a working capital deficit of $602,636 at September 30, 1997. Likewise the Company's stockholders' equity has decreased from $3,349,959 at December 31, 1996 to $1,350,745 at September 30, 1997. The Company is currently negotiating with investment banking firms to assist in any mergers, acquisitions or other financing opportunities that may be available. During 1997 the Company has not been able to obtain closure on any new financing, although it is carrying on discussion with several companies regarding some form of business combination. The Company is taking steps to eliminate as many expense items as possible while maintaining its operational status and is pursuing business combinations which would best take advantage of its existing assets. If additional financing cannot be obtained, the Company may be unable to continue future operations.

In 1996 the Company purchased two existing Laser Storm(R) game centers from unaffilitaed persons in Coral Springs, Florida and Longmont, Colorado. Pursuant to the terms of the purchase agreements, the Company was obligated to pay the two sellers a total of $217,000 by June 7, 1997. As a result of the Company not making the payments when they were due, the Company was in default under both purchase agreements. The Company has negotiated a proposed settlement with the seller in Coral Springs, Florida, whereby the Company has transferred its rights, title, interest and control of the game center back to the seller. In return, the seller has cancelled $142,500 in debt owed by the Company. The transfer was effective on June 16, 1997 at which time the Company recorded a loss of $131,542 due to the write off of the property, equipment and goodwill. The former owner of the store in Longmont, Colorado has filed a lawsuit against the Company in the state of Colorado. In early August 1997, the Company negotiated a settlement for this obligation. The settlement requires the Company to provide the original former owner a 36 player Laser Storm game system and a 2,500 square foot Galactic Marauders arena. Additionally, the rights to the Fort Collins, Colorado territory will be granted to the former owner. In return the lawsuit will be dismissed with prejudice and the $74,500 debt will be cancelled.

During the third quarter of 1997 Laser Storm also sold two existing company-owned stores to Namco Cybertainment, Inc. These stores, located in Cincinnati, Ohio and San Bernardino, California, were opened under an agreement between Laser Storm and Namco in which up to 13 Laser Storm company-owned stores were to be developed. Initial sales volumes of these two stores were well below the Company's expectations. The Company and Namco both agreed that since store development between the two companies had not progressed as initially planned, it was more beneficial for Namco to operate these stores. Operating these low-volume facilities in remote locations was economically burdensome for the Company. The terms of the sale of these two stores resulted in a reduction of approximately $100,000 of accounts payable in association with the build-out of the San Bernardino, California store. The company realized a loss of $129,884 in the third quarter as a result of the sale of these stores.

The Company's accounts payable have increased from $783,998 at December 31, 1996 to $1,091,654 at September 30, 1997. The Company has taken actions to reduce its corporate overhead and operating expenses, however continuing low sales in the third quarter resulted in a reduction of cash flow and subsequently accounts payable becoming more aged. A large percentage of the Company's accounts payable balance continues to be over 90 days outstanding. The Company has been attempting to negotiate extended payment plans with its vendors, however the unpredictable sales performance and subsequent cash receipts has made it difficult to meet the commitments. The Company continues to negotiate with its vendors to reach satisfactory resolutions including disposition of certain corporate assets and offer stock in lieu of cash.

Accrued expenses decreased from $529,352 at December 31, 1996 to $487,724 at September 30, 1997. During the second quarter of 1997 the Company made a $100,000 severance accrual as a result of the termination without cause of its President and Chief Operating Officer. The President was under an employment agreement which required the Company to continue his salary for seven months after termination of employment. The Company is scheduled to pay the severance in its entirety by December 31, 1997.

During 1996 the Company funded approximately $1,400,000 in sales made through an extended term financing program. In October 1996, the Company entered into an agreement with a financial institution which purchased certain notes receivable under this extended terms program. During the first quarter of 1997, the Company sold $293,916 of these notes to this financial institution, realizing $203,599. The financial institution held back approximately $90,000 as a condition of buying these notes. The hold back will be collected by the Company upon satisfactory payment performance on these notes. During the first nine months of 1997 the Company collected $141,254 on notes the Company did not sell to the financial institution. The Company also had to write off to bad debt approximately $157,000 in notes receivable. Two customers, who had utilized the Company's extended financing program in the first half of 1996 ceased business operation during the second quarter of 1997. The Company was able to repossess its equipment from one of the customers and is agressively pursuing collection efforts against the other. As of September 30, 1997, the Company had a principal amount of $432,828 of these notes that remain unsold. The Company does not have the working capital to internally finance future sales through this type of financing, but has been able to establish alliances with external financial institutions in order to make financing options available to its customers.

The Company's trade receivables decreased by $31,286 and its inventory decreased by $935,237 during the nine months ended September 30, 1997. The inventories decreased primarily as a result of the Company selling its warranty division to a key vendor. The inventories also decreased as a result of system sales to independent operators, the opening of Company-owned and operated facilities and the opening of revenue participation facilities.

Capital expenditures for the nine months ended September 30, 1997, were $929,270 compared to $700,377 for the same period last year. The construction costs and the costs of the Laser Storm(R) game equipment necessary to open its five Company-owned and operated facilities and two revenue participation facilities were the primary components of the capital expenditures for the nine months ended September 30, 1997. During the third quarter of 1997 the Company opened two corporate stores, one in Albuquerque, New Mexico and a second in Aurora, Colorado. The Company also sold two stores to Namco Cybertainment which were economically burdensome to the Company. The Company currently has seven stores in operation under corporate management in addition to four revenue shares operated by other companies.

Financing activities provided $41,622 for the nine months ended September 30, 1997 compared to $5,862,154 for the nine months ended September 30, 1996. In January, 1997, the Company entered into a $130,000 capital lease arrangement to assist in the financing of its new Denver metropolitan area Company-owned and operated facility. In February 1996, the Company completed the sale of 200,000 shares of Series B 12% Convertible Cumulative Preferred Stock and received proceeds of $900,000. In April 1996, the Company completed a public offering of 1,495,000 units at a price of $4.00 per unit and received net proceeds of $5,202,600.

Results of Operations

Net sales from laser tag game systems and related revenues for the quarter ended September 30, 1997 decreased by 68% to $695,703, as compared to $2,160,777 for the quarter ended September 30, 1996. During the quarter ended September 30, 1997 the Company sold 56% fewer systems and 53% fewer arenas than were sold during the quarter ended September 30, 1996. Increased competition, increased pressures on pricing and financing packages coupled with the Company's inability to spend adequate amounts of capital on sales and marketing efforts have all negatively impacted recent sales trends.

Net sales from laser tag game systems and related revenues for the nine months ended September 30, 1997 decreased 51% to $2,439,494, as compared to $4,962,191 for the nine months ended September 30, 1996. During the nine months ended September 30, 1997 the Company sold 44% fewer systems and 30% fewer arenas than were sold during the nine months ended September 30, 1996. As a result of increased competitive pressures on sales prices, the average unit selling prices of laser tag game systems and themed arenas for the nine months ended September 30, 1997 decreased 20 % and 56%, respectively, when compared to selling prices for the same period in 1996.

Net sales from retail operations for the quarter ended September 30, 1997 increased to $355,590 compared to $124,792 for the quarter ended September 30, 1996. These increases are the result of sales generated by the Company-owned facilities opened in the past twelve months. As a result of the previously discussed liquidity issues and construction delays, the Company opened just two new facilities during the third quarter of 1997 and sold two facilities previously operated by the Company. Net sales from retail operations for the nine months ended September 30, 1997 increased to $1,115,470 compared to $280,323 for the nine months ended September 30, 1996.

Gross profit from laser tag systems and related revenues for the quarter ended September 30, 1997 decreased 74% to $316,048 as compared to gross profit of $1,224,118 for the quarter ended September 30, 1996. Gross profit as a percentage of net sales decreased 12% for the quarter ended September 30, 1997 to 45% compared to 57 % for the quarter ended September 30, 1996. The gross profit from laser tag game systems and related revenue for the nine months ended September 30, 1997 decreased 63% to $1.074,172 as compared to $2,891,984 for the nine months ended September 30, 1996. Gross profit as a percentage of net sales decreased 14% for the nine months ended September 30, 1997 to 44% compared to 58% for the nine months ended September 30, 1996. The decrease in the gross profit in 1997 compared to the gross profit in 1996 is primarily the result of lower sales.

Gross profit from retail operations for the quarter ended September 30, 1997 decreased to a loss of $22,249 compared to a profit of $6,539 for the quarter ended September 30, 1996. The gross profit from retail operations for the nine months ended September 30, 1997 decreased to $72,039 compared to $84,513 for the nine months ended September 30, 1996. Gross profit has been negatively impacted with lower revenues and the fixed expenditures for rent and labor. The largest expenditures incurred while operating the laser tag facilities are the facility rental expenses and labor. The Company is currently evaluating the type of locations which can be effectively supported by a laser tag game location, with fixed and expensive rent structures making it very difficult for a facility to operate profitably. The Company's labor costs at the independent facilites continue to be in line with management's expectations The Company is realizing that operating expenses have tended to be higher during the first six months of operations as a result of start up costs, such as grand openings and advertising expenses. Historically, store revenues are the lowest during the third quarter of the year.

General and administrative expenses ("GA expenses") decreased by 39% to $519,522 for the quarter ended September 30, 1997 compared to $845,708 for the quarter ended September 30, 1996. GA expenses as a percentage of net revenues (net sales from laser tag game systems and related revenues plus net sales from retail operations), increased to 49% for the quarter ended September 30, 1997 compared to 37% for the quarter ended September 30, 1996. In an effort to return to profitability, at the end of September 1997, the Company further reduced its corporate staff and has outsourced its manufacturing responsibities for the electronics and themed arenas platforms which will improve quality and service to the customer, as well as reduce the corporate overhead.

GA expenses decreased by 13% to $1,779,524 for the nine months ended September 30, 1997 compared to $2,040,914 for the nine months ended September 30, 1996. GA expenses as a percent of net revenues increased to 50% for the nine months ended September 30, 1997 compared to 39% for the nine months ended September 30, 1996.

Selling and marketing expenses ("SM expenses") decreased 81% to $65,300 for the quarter ended September 30, 1997 compared to $348,033 for the quarter ended September 30, 1996. SM expenses as a percentage of net revenues decreased from 15% to 6% for the quarters ended September 30, 1996 and 1997, respectively. SM expenses decreased from $840,179 for the nine months ended September 30, 1996 to $345,151 for the nine months ended September 30, 1997. SM expenses as a percentage of net revenues decreased from 16% to 10% for the nine month periods ending September 30, 1996 and 1997, respectively. The decreases are the result of cost reduction efforts made during the past year and lower commissions as the result of lower sales of laser tag game systems.

As a result of the unpredictable sales performance during the past twelve months, the Company has been restructuring its corporate overhead. During that time period, there have been several work force reductions. The decline in sales during 1997 mandated an additional reduction in the Company's workforce. The latest moves included the termination of the employment contract with the Company's President and Chief Operating Officer. The President and Chief
Operating Officer's employment contract allowed for a seven month severance package. The Company accrued $100,000 of severance and termination costs during the quarter ended June 30, 1997.

Depreciation and amortization increased from $66,642 for the quarter ended September 30, 1996 to $187,509 for the quarter ended September 30, 1997. Depreciation and amortization increased from $171,955 for the nine months ended September 30, 1996 to $527,913 for the nine months ended September 30, 1997. These increases are primarily the result of the capital expenditures made related to the opening and acquisition of Company-owned and operated facilites during the last twelve months.

Product development costs decreased by 51% to $36,300 for the quarter ended September 30, 1997 compared to $73,583 for the quarter ended September 30, 1996. Product development costs decreased by 45% to $96,587 for the nine months ended September 30, 1997 compared to $175,016 for the nine months ended September 30, 1996. The decrease is the result of cost reduction efforts implemented during the past year. The Company is continuing to defer certain development projects until the Company's liquidity position improves.

The Company recognized an operating loss of $514,832 for the quarter ended September 30, 1997 compared to an operating loss of $103,309 for the quarter ended September 30, 1996. The Company recognized an operating loss for the nine months ended September 30, 1997 of $1,702,964 compared to an operating loss of $251,567 for the same period in 1996. The losses recognized in 1997 are primarily the result of lower sales of laser tag game systems. Also negatively impacting the operating losses in 1997 was a $100,000 severance accrual, a $156,841 adjustment to the bad debt reserves and a $91,605 adjustment to inventory reserves.

The Company recognized interest expense of $6,411 and $12,767 for the three months and nine months ended September 30, 1997. The Company recognized interest income of $24,914 and $57,929 for the three months and nine months ended September 30, 1996. The interest expense in 1997 is the result of the Company entering into capital leases to finance the costs of opening two of the Company-owned and operated facilites. The interest income in 1996 is the result of cash generated in the public offering in April 1996 being invested in interest bearing accounts.

The Company recognized a loss of $131,542 during the quarter ended June 30, 1997 on the disposal of a Laser Storm facility located in Coral Springs, Florida. The Company was unable to make the final payment of $142,500 under the purchase agreement entered into in November 1996. The Company has negotiated a proposed settlement, whereby the Company has transferred it's rights, title, interest and control of the game center back to the seller. In return the Seller has cancelled the $142,500 debt owed by the Company. The Company also recognized a loss of $129,884 during the quarter ended September 30, 1997 on the disposal of two Namco related Company-owned facilities located in Cincinnati, Ohio and San Bernardino, California. The Company negotiated the sale of these two facilities in order to eliminate approximately $100,000 of debt associated with the construction of the San Bernardino store and to reduce the number of outlying stores which had created an economic burden on the Company.

The Company recognized an income tax benefit of $29,000 for the quarter ended September 30, 1996 and $72,000 for the nine months ended September 30, 1996. The Company was unable to record any income tax benefit in 1997 due to a valuation allowance for the Company's net operating loss carry forward.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     27 Financial Data Schedule

(b)  Reports on Form 8-K
     None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          LASER STORM, INC.


DATE:   November 19, 1997
                                          By: \s\ Robert J. Cooney
                                              ----------------------------------
                                          Robert J. Cooney
                                          President, Chief Executive Officer and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit             Description                                         Page No.
-------             -----------                                         -------

  27                Financial Data Schedule                               14